Form 10QSB
period 1996-03-31
SOLAR-MATES INC
filed 1996-05-15
CIK 940183

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:          March 31, 1996

   [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from:       to:

                  Commission file number:                 0-26022
                                                          -------

                                Solar-Mates, Inc.
- - --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

         New York                                   11-2396918
- - ----------------------------------          ---------------------
 (State or other jurisdiction               (IRS Employer Identi-
 of incorporation or organization)           fication Number)


                              8125 25th Court East
                             Sarasota, Florida 34243
                             -----------------------
                    (Address of principal executive offices)

                                 (941) 359-3599
                                 --------------
                (Issuer's telephone number, including area code)

 Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: X NO:

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
 Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES: NO:

                      APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,384,000 shares of Common Stock, $.001 par value, as of May 8, 1996.

 Transitional Small Business Disclosure Format. YES:   NO: X

                                Solar-Mates, Inc.
                                      Index


                      Part I
                      ------
Item 1.               Financial Statements

                      Consolidated Balance Sheet
                      as of March 31, 1996                                     3

                      Consolidated Statements of Operations
                      and Retained Earnings (Deficit) for the
                      Three Months Ended March 31, 1996 and 1995               4

                      Consolidated Statements of Cash Flows for
                      the Three Months Ended March 31,
                      1996 and 1995                                            5

                      Notes to Consolidated Financial Statements           6 - 7

Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                          8 - 11

                      Part II
Item 6.               Exhibits and Reports on Form 8-K                        12

                      Signatures                                              13

                            PART I - FINANCIAL INFORMATION
                            ------------------------------

Item 1.  Financial Statements
         --------------------
                                  Solar-Mates, Inc.
                             Consolidated Balance Sheets
                                    March 31, 1996
                                     (Unaudited)

ASSETS
- - ------
 Current Assets:
    Cash                                                            $ 1,033,586
    Trading securities                                                1,065,096
    Other marketable securities                                         284,878
    Accounts receivable - less allowance for
     doubtful accounts of $100,000                                    2,851,652
    Inventories                                                       2,856,039
    Prepaid expenses                                                    663,061
                                                                    -----------
       Total current assets                                           8,754,312

 Fixed assets - net of accumulated depreciation                         327,642
 Other assets                                                           374,315
                                                                    -----------
                                                                    $ 9,456,269
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
 Current liabilities:
    Note payable - bank                                             $ 1,500,000
    Note payable - stockholder                                          188,737
    Advances from stockholders                                           92,879
    Accounts payable                                                  1,927,218
    Other current liabilities                                           598,210
                                                                    -----------
       Total current liabilities                                      4,307,044

 Notes payable - stockholder                                            146,785
 Long-term debt                                                          34,755

 Commitments and contingencies                                                -

 Stockholders' equity:
 Preferred stock, 1,000,000 shares authorized                                 -
 Common stock, $.001 par value,
    10,000,000 shares authorized,
     2,384,000 shares issued and outstanding                              2,384
 Additional paid in capital                                           4,279,276
 Retained earnings                                                      686,025
                                                                    -----------
       Total stockholders' equity                                     4,967,685
                                                                    -----------
                                                                    $ 9,456,269
                                                                    ===========

                See accompanying notes to financial statements                 3

                            Solar-Mates, Inc.
      Consolidated Statements of Operations and Retained Earnings (Deficit)
              For The Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                                       1996           1995
                                                       ----           ----

Net sales                                          $ 3,123,909      $ 2,395,097
Cost of sales                                        2,052,379        1,606,856
                                                   -----------      -----------
Gross profit                                         1,071,530          788,241
                                                   -----------      -----------
Operating expenses:
 Selling expenses                                      365,921          177,179
 General and administrative expenses                   315,357          280,396
                                                   -----------      -----------
                                                       681,278          457,575
                                                   -----------      -----------
Income from operations                                 390,252          330,666
Other (expense):
 Interest expense                                     (112,260)         (89,133)
                                                   -----------      -----------
Income before income taxes                             277,992          241,533
Provision for income taxes
 Current                                               102,800
                                                   -----------      -----------
Net income                                             175,192          241,633

Retained earnings (deficit) - beginning of period      603,198       (1,074,140)
S-corporation distribution                                              (92,365)
                                                   -----------      -----------
Retained earnings  (deficit) - end of period       $   686,025      $  (832,607)
                                                   ===========      ===========

Per share information:
 Weighted average shares outstanding                 2,384,000        1,280,000
                                                   ===========      ===========
 Net income per share                              $      0.07      $      0.19
                                                   ===========      ===========

Pro forma net income
 Net income                                                         $   241,533
 Pro forma provision for income taxes:
Long-term debt                                                           89,400
                                                                    -----------
 Pro forma net income                                               $   152,133
                                                                    ===========
 Pro forma income per share                                         $      0.12
                                                                    ===========


               See accompanying notes to financial statements                  4

                                Solar-Mates, Inc.
                   Consolidated Statements of Cash Flows
             For The Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                        1996           1995
                                                        ----           ----

Cash flows from operating activities               $   687,867      $   651,205


Cash flows from investing  activities:
  Acquisition of patents and trademarks                 (3,500)          (2,701)
  (Acquisition) of other assets                           (747)          (3,500)
  Purchase of fixed assets                             (28,966)               -
                                                   -----------      -----------

      Net cash used by investing activities            (33,213)          (6,201)
                                                   -----------      -----------

Cash flows from financing activities:
  (Increase) decrease in accounts receivable
     stockholders                                         (291)          20,796
  Principal payments on notes payable                   (3,226)        (459,864)
  S corporation distribution                           (92,365)               -
  Repayments on advances from stockholders              (4,442)               -
  (Increase) in deferred offering cost                       -         (209,401)
                                                   -----------      -----------

      Net cash used by financing activities           (100,324)        (648,469)
                                                   -----------      -----------

Net increase (decrease) in cash                        554,330           (3,465)

Beginning - cash balance                               479,256            18,301
                                                   -----------      -----------

Ending - cash balance                              $ 1,033,586      $    14,836
                                                   ===========      ===========


                See accompanying notes to financial statements                5

                                Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1995 and 1994 and for the two years then ended, including notes thereto.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.


Note B. Inventory

Inventory consisted principally of finished goods.


Note C. Commitments and Contingencies

Concentration of credit risk/major customer

During the three month periods ended March 31, 1996 and 1995 the Company made sales to Wal-Mart Stores, Inc. in the amounts of $2,474,000 and $2,117,000 respectively.

                                Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   (Continued)



Approximately $1,939,000 (68%) of the accounts receivable at March 31, 1996 are due from Wal-Mart Stores, Inc. and are unsecured. This customer is a major national retailer and the Company has not experienced collection problems with this customer.



Note E. Income taxes

Prior to the completion of its public offering the Company had elected to be treated as an "S" Corporation under the provisions of the Internal Revenue Code and state statutes. Under these provisions no income taxes are incurred on a corporate level. Instead, shareholders of the Company include their pro-rata share of income or loss on their individual income tax returns. The provision for income taxes for 1996 and the pro forma provision for income taxes for 1995 have been computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. There are no material differences between financial statement income and taxable income.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates (34%) primarily as a result of state income taxes net of the federal benefit (3%). Subsequent to August 1995, the Company was subject to corporate income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General
         Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. Since 1978, the Company has focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchants designed to enhance their sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X(R) sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at popular prices. This product is currently the predominant line of the Company and has contributed significantly to the sales growth of the Company.

         The Company has introduced a higher priced line of sunglasses under the brand name H2Optix(R). The Company is not marketing this line to mass merchants but rather to specialty retailers. This is intended to reduce the Company's dependence on its current customer base. The Company expects its Solar*X(R) line of sunglasses to remain its predominant line during the introduction of H2Optix(R) and other new product lines which may be developed.


S Corporation Status and Pro Forma Adjustments
         From its inception until closing of its initial public offering in August 1995 (the "Termination Date"), the Company had been treated for federal and certain state tax purposes as an S Corporation under the Internal Revenue Code and comparable state tax laws. As a result, the Company's earnings through the day preceding the Termination Date have been taxed, with certain exceptions, for federal and certain state income tax purposes directly to the Company's shareholders. Since the Termination Date, the Company is no longer treated as an S Corporation and accordingly, is fully taxable pursuant to federal and state income tax laws. The following discussion gives pro forma retroactive effect to the termination of the Company's S Corporation status as if the Company had been taxed as a C Corporation for the relevant periods discussed.






Results of Operations
         Net sales increased 30% from $2,395,097 for the three months ended March 31, 1995 to $3,123,909 for the three months ended March 31, 1996. Approximately $132,000 of this increase was due to the launch of the Company's H2Optix(R) line of sunglasses. In 1996 the Company began aggressively marketing this line. Additionally, approximately $253,000 of the increase was due to sales of the Company's Outa Limitz(TM) line of sunglasses which did not exist during the same period in 1995; $165,000 results from sales through a Canadian distributor. Approximately $778,000 is attributable to increased activity and price of Solar*X(R) to Wal-Mart Stores, Inc., the Company's largest customer, offset by a decrease of approximately $599,000 in sales of Bonjour(R), a brand no longer marketed by the Company.

         Selling expenses increased by $188,742 or 107%, from $177,179 for the three months ended March 31, 1995 to $365,921 for the three months ended March 31, 1996. This increase resulted primarily from increased advertising and marketing cost associated with the launch of H2Optix(R). The Company anticipates continued increases in selling expenses related to H2Optix(R) during the remainder of 1996.

         General and administrative expenses increased by $34,961 or 12%, from $280,396 for the three months ended March 31, 1995 to $315,357 for the three months ended March 31, 1996, primarily from increased personnel cost associated with the general growth of the Company.

         The Company's interest expenses increased $23,127 or 26% from $89,133 for the three months ended March 31, 1995 to $112,260 for the three months ended March 31, 1996 as a result of increased borrowing during 1996.

Liquidity and Capital Resources
         The Company is financing its operations primarily through the proceeds of an initial public offering completed in August 1995, its cash flow and revolving lines of credit. The Company has a revolving line of credit in the amount of $1,500,000 from SunTrust Bank (the "Credit Facility"). Interest on outstanding loans under the Credit Facility accrue at a rate equal to 1.5% above the prime rate. The Credit Facility is secured by a lien on all of the Company's assets. Pursuant to the Credit Facility, the Company may borrow up to 70% of accounts receivable under 61 days old and up to 25% of the Company's inventory, to a maximum of $1,500,000.







Advances under the facility have been used for general working capital purposes. The Credit Facility is guaranteed, jointly and severally, by certain shareholders of the Company.

         The Company's cash flow requirements are greatest during the fourth quarter of each year, primarily as a result of inventory acquisition and the introduction of new product lines for the upcoming sunglass season which traditionally occurs in the later part of the fourth quarter. The Company believes that cash flow generated from operations, supplier credit and the revolving credit facility will be sufficient to satisfy its requirements. To the extent that such sources are not sufficient, the Company may be required to obtain short-term loans as it has done in the past.

         The Company's liquidity improved from working capital of $4,357,962 at December 31, 1995 to working capital of $4,447,268 at March 31, 1996. This resulted primarily from cash flow generated by operations.

         The Company did not incur any significant capital expenditures during the three-month period ended March 31, 1996 and does not anticipate that it will incur any significant capital expenditures during the remainder of 1996.

         The Company anticipates, based on its currently proposed plans, that the net proceeds of the public offering completed in

August, 1995 will be sufficient to satisfy its anticipated cash requirements for the marketing of the H2Optix(R) line for approximately 24 months from that date.


Foreign Currency Exchange
         The Company presently transacts business internationally in United States currency. To date, the Company has not been affected significantly by currency exchange fluctuations. However, future currency fluctuations in countries in which the Company does business could adversely affect the Company by resulting in pricing that is not competitive with prices denominated in local currencies.














Seasonality
         The seasonality of the Company's business generally follows the selling activity of its largest customer, Wal-Mart Stores, Inc. The Company's strongest quarter in terms of sales is the fourth quarter followed by the first, second and third quarters.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------
      (a)  Exhibits.  None.

      (b)  Reports on Form 8-K.

                   On March 25, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission which reported that the Company had determined not to change it fiscal year end as previously reported.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Solar-Mates, Inc.
                              (Registrant)

Dated: May 9, 1996           By: /s/ Stephen Nevitt
       -------------            -----------------------------
                              Stephen Nevitt
                              President
                             (Principal Executive Officer)


Dated: May 9, 1996           By: /s/ Jeffrey Rubin
       -------------            -----------------------------
                              Jeffrey Rubin
                              Controller
                             (Chief Financial Officer)