Form 10QSB
period 1996-06-30
SOLAR MATES INC
filed 1996-09-20
CIK 940183

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:          June 30, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

      For the transition period from:       to:

      Commission file number:                 0-26022

                                Solar-Mates, Inc.
        (Exact Name of Small Business Issuer as specified in its charter)

         New York                                               11-2396918
 (State or other jurisdiction                             (IRS Employer Identi-
of incorporation or organization)                            fication  Number)

                              8125 25th Court East
                             Sarasota, Florida 34243
                    (Address of principal executive offices)

                                 (941) 359-3599
                (Issuer's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,384,000 shares of Common Stock, $.001 par value, as of August 12, 1996.

Transitional Small Business Disclosure Format. YES:   NO: X

                                Solar-Mates, Inc.
                                      Index


            Part I
            ------
Item 1.     Financial Statements

            Consolidated Balance Sheet
                as of June 30, 1996                                        3

            Consolidated Statements of Operations and
                Retained Earnings (Deficit) for the Six
                Months and Three Months Ended June 30,
                1996 and 1995                                              4

            Consolidated Statements of Cash Flows for
                the Six Months Ended June 30, 1996 and                     5
                1995

            Notes to Consolidated Financial Statements                 6 - 7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                            8 - 11


            Part II
            -------
Item 4      Submission of Matters to a Vote of Security
            Holders                                                  12 - 13
Item 6.     Exhibits and Reports on Form 8-K                              13
            Signatures                                                    14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                Solar-Mates, Inc.
                           Consolidated Balance Sheets
                                  June 30, 1996
                                   (Unaudited)

ASSETS
 Current Assets:
    Cash .....................................................        $  514,760
    Trading securities .......................................         1,070,521
    Other marketable securities ..............................           284,878
    Accounts receivable - less allowance for
     doubtful accounts of $100,000 ...........................         2,755,159
    Inventories ..............................................         3,073,833
    Prepaid expenses .........................................           433,522
                                                                      ----------
       Total current assets ..................................         8,132,673

 Fixed assets - net of accumulated depreciation ..............           441,641
 Other assets ................................................           493,713
                                                                      ----------
                                                                      $9,068,027
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Note payable - bank ......................................        $1,500,000
    Note payable - stockholder ...............................           183,697
    Advances from stockholders ...............................            88,372
    Accounts payable .........................................         1,560,536
    Other current liabilities ................................           620,461
                                                                      ----------
       Total current liabilities .............................         3,953,066

 Notes payable - stockholder .................................            80,014
 Long-term debt ..............................................            47,751

 Commitments and contingencies ...............................              --

 Stockholders' equity:
 Preferred stock, 1,000,000 shares authorized ................              --
 Common stock, $.001 par value,
    10,000,000 shares authorized,
     2,384,000 shares issued and outstanding .................             2,384
 Additional paid in capital ..................................         4,264,276
 Retained earnings ...........................................           720,536
                                                                      ----------
       Total stockholders' equity ............................         4,987,196
                                                                      ----------
                                                                      $9,068,027
                                                                      ==========

                 See accompanying notes to financial statements

                               Solar-Mates, Inc.
      Consolidated Statements of Operations and Retained Earnings (Deficit)
        For The Six Months and Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                         Six Months Ended                   Three Months Ended
                                                                      1996              1995             1996               1995
                                                                  -----------       -----------       -----------       -----------
Net sales ..................................................      $ 5,541,273       $ 4,572,405       $ 2,417,364       $ 2,177,308
Cost of sales ..............................................        3,563,727         3,055,151         1,511,348         1,448,295
                                                                  -----------       -----------       -----------       -----------
Gross profit ...............................................        1,977,546         1,517,254           906,016           729,013
                                                                  -----------       -----------       -----------       -----------
Operating expenses:
 Selling expenses ..........................................          883,424           376,110           517,503           198,931
 General and administrative expenses .......................          649,590           543,682           334,233           263,286
                                                                  -----------       -----------       -----------       -----------
                                                                    1,533,014           919,792           851,736           462,217
                                                                  -----------       -----------       -----------       -----------
Income from operations .....................................          444,532           597,462            54,280           266,796
Other (expense):
 Interest expense ..........................................         (140,428)         (155,956)          (28,168)          (66,823)
                                                                  -----------       -----------       -----------       -----------
Income before income taxes .................................          304,104           441,506            26,112           199,973
Provision for income taxes
 Current ...................................................           94,400                              (8,400)
                                                                  -----------       -----------       -----------       -----------
Net income .................................................          209,704           441,506            34,512           199,973

Retained earnings (deficit) - beginning of period ..........          603,198        (1,074,140)          686,025          (832,607)
S-corporation distribution .................................          (92,365)
                                                                  -----------       -----------       -----------       -----------
Retained earnings  (deficit) - end of period ...............      $   720,537       $  (632,634)      $   720,537       $  (632,634)
                                                                  ===========       ===========       ===========       ===========

Per share information:
 Weighted average shares outstanding .......................        2,384,000         1,280,000         2,384,000         1,280,000
                                                                  ===========       ===========       ===========       ===========
 Net income per share ......................................      $      0.09       $      0.34       $      0.01       $      0.16
                                                                  ===========       ===========       ===========       ===========

Pro forma net income
 Net income ................................................                        $   441,506                         $   199,973
 Pro forma provision for income taxes:
Long-term debt .............................................                            163,000                              73,600
                                                                                    -----------                         -----------
 Pro forma net income ......................................                        $   278,506                         $   126,373
                                                                                    ===========                         ===========
 Pro forma income per share ................................                        $      0.22                         $      0.10
                                                                                    ===========                         ===========

                 See accompanying notes to financial statements

                               Solar-Mates, Inc.
                      Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                                 1996                      1995
                                                                                             -----------                -----------
Cash flows from operating activities .........................................               $   351,895                $ 1,235,655


Cash flows from investing activities:
  Purchase of trading securities .............................................                    (8,374)
  Acquisition of patents and trademarks ......................................                    (4,644)                    (8,867)
  (Acquisition)  disposition of other assets .................................                   (13,183)                       700
  Purchase of fixed assets ...................................................                  (163,663)                   (35,482)
                                                                                             -----------                -----------

      Net cash used by investing activities ..................................                  (189,864)                   (43,649)
                                                                                             -----------                -----------

Cash flows from financing activities:
  Decrease in accounts receivable stockholders ...............................                    45,215                      8,190
  Long term borrowing ........................................................                    24,324
  Principal payments on notes payable ........................................                   (79,752)                  (606,237)
  S corporation distribution .................................................                   (92,365)                      --
  Repayments on advances from stockholders ...................................                    (8,949)                      --
  Offering cost ..............................................................                   (15,000)                  (127,820)
  (Increase) in deferred offering cost .......................................                      --                     (348,107)
                                                                                             -----------                -----------

      Net cash used by financing activities ..................................                  (126,527)                (1,073,974)
                                                                                             -----------                -----------

Net increase (decrease) in cash ..............................................                    35,504                    118,032

Beginning - cash balance .....................................................                   479,256                     18,301
                                                                                             -----------                -----------

Ending - cash balance ........................................................               $   514,760                $   136,333
                                                                                             ===========                ===========

                 See accompanying notes to financial statements

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


Note C. Commitments and Contingencies

Concentration of credit risk/major customer

During the six month periods ended June 30, 1996 and 1995 the Company made sales to Wal-Mart Stores, Inc. in the amounts of $3,557,000 and $3,444,000 respectively. During the three month ended June 30, 1996 and 1995 the Company made sales to Wal-Mart Stores, Inc. in the amounts of $1,283,000 and $1,327,000 respectively

Approximately $1,146,000 (42%) of the accounts receivable at June
30, 1996 are due from Wal-Mart Stores, Inc. and are unsecured. This

                                Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   (Continued)



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

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates (34%) primarily as a result of state income taxes net of the federal benefit (3%). Subsequent to the completion of the public offering of the Company's common stock in August 1995, the Company became subject to corporate income taxes.

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

     The Company continues to introduce new products. Recently the Company introduced a higher priced line of sunglasses under the brand name H2Optix(R). The Company is not marketing this line to mass merchants but rather to specialty retailers. This is intended to reduce the Company's dependence on its current customer base. The Company expects its Solar*X(R) line of sunglasses to remain its predominant line during the introduction of H2Optix(R) and other new product lines which may be developed.

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

Results of Operations

     Net sales increased 21% from $4,572,405 for the six months ended June 30, 1995 to $5,541,273 for the six months ended June 30,

1996, and increased 11% from $2,177,308 for the three months ended June 30, 1995 to $2,417,364 for the three months ended June 30, 1996. These increases were due primarily to the introduction of new products including the Company's H2Optix(R) line of sunglasses. In 1996 the Company began aggressively marketing this line. Sales from the H2Optix(R) line were approximately $450,000 and $318,000 for the six months and three months ended June 30, 1996, respectively. Additionally, approximately $578,000 of the increase for the six months ended June 30, 1996 was due to sales of the Company's Outa Limitz(TM) line of sunglasses which did not exist during the same period in 1995; $976,000 of the increase resulted from increased activity of Solar*X(TM). However, the increase in revenues for such period was offset by a decrease of approximately $1,086,000 in sales of Bonjour(R), a brand no longer marketed by the Company. Approximately $318,000 of the increase for the three months ended June 30, 1996 was due to sales from H2Optix(R); $325,000 of the increase resulted from sales of the Company's Outa Limitz(TM) line of sunglasses; revenues were offset by and a decrease of approximately $487,000 in sales of Bonjour(R).

     Selling expenses increased by $507,314 or 135%, from $376,110 for the six months ended June 30, 1995 to $883,424 for the six months ended June 30, 1996 and increased by $318,572 or 160% from $198,931 for the three months ended June 30, 1995 to $517,503 for the three months ended June 30, 1996. The increase in both the six month and three month periods resulted primarily from increased advertising and marketing cost associated with the launch of H2Optix(R). The Company anticipates continued increases in selling expenses related to H2Optix(R) during the remainder of 1996.

     General and administrative expenses increased by $105,908 or 19%, from $543,682 for the six months ended June 30, 1995 to $649,590 for the six months ended June 30, 1996 and increased by $70,947 or 27% from $263,286 for the three months ended June 30, 1995 to $334,233 for the three months ended June 30, 1996. The increase in both the six month and three month periods resulted primarily from increased personnel cost associated with the general growth of the Company.

     The Company's net interest expenses decreased $15,528 or 10% from $155,956 for the six months ended June 30, 1995 to $140,428 for the six months ended June 30, 1996 and decreased $38,655 or 58% from $66,823 for the three months ended June 30, 1995 to $28,168 for the three months ended June 30, 1996. The decreases resulted primarily from interest earned on investment of the proceeds of the Company's public offering and the reduction of debt.


Liquidity and Capital Resources

     The Company is financing its operations primarily through the proceeds of an initial public offering completed in August 1995, its cash flow and revolving line of credit. The Company has a revolving line of credit in the amount of $1,500,000 from SunTrust Bank (the "Credit Facility"). Interest on outstanding loans under the Credit Facility accrue at a rate equal to 1.5% above the prime rate. The Credit Facility is secured by a lien on all of the Company's assets. Pursuant to the Credit Facility, the Company may borrow up to 70% of accounts receivable under 61 days old and up to 25% of the Company's inventory to a maximum of $1,500,000. Advances under the facility have been used for general working capital purposes. The Credit Facility is guaranteed, jointly and severally, by certain shareholders of the Company.

     The Company's cash flow requirements are greatest during the fourth quarter of each year primarily as a result of inventory acquisition and the introduction of new product lines for the upcoming sunglass season which traditionally occurs in the later part of the fourth quarter. The Company believes that cash flow generated from operations, supplier credit and the Credit Facility will be sufficient to satisfy its requirements. To the extent that such sources are not sufficient, the Company may be required to obtain short-term loans as it has done in the past.

     The Company's working capital decreased from $4,357,962 at December 31, 1995 to $4,170,607 at June 30, 1996. This resulted primarily from purchase of assets utilized in the growth of the business, the reduction of debt and an "S" corporation distribution in respect of the 1995 earnings and profits.

     The Company purchased capital assets of approximately $164,000 during the six month period ended June 30, 1996 and does not anticipate that it will incur any significant capital expenditures during the remainder of 1996.

     The Company anticipates, based on its current plans, that the net proceeds of the public offering completed in August, 1995 will be sufficient to satisfy its anticipated cash requirements for the marketing of the H2Optix(R) line for approximately 24 months from that date.


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

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 16, 1996, the Company held its annual meeting of shareholders to vote on the election of directors, to ratify and approve the selection of independent auditors and to approve an amendment to the Company's Certificate of Incorporation which would waive an anti-takeover of the New York Business Corporation Law.


     (b) The following individuals were elected to serve as directors until the next annual meeting:

                                   Votes                      Votes
                                    for                      against
                                  election                   election
                                  --------                   --------

Stephen Nevitt                    2,126,219                    3,100
Milton Nevitt                     2,126,219                    3,100
Michael J. Guccione               2,126,219                    3,100
David B. Newman                   2,126,219                    3,100
L. Philips Reames                 2,126,219                    3,100


These individuals constituted the entire Board of Directors and all served as directors as of December 31, 1995.


     (C) In addition the shareholders approved the appointment of Winter, Scheifley & Associates, P.C. as its independent auditors for 1996. The results of the vote on the appointment was as follows: 2,120,269 shares of common stock voted for the appointment and 0 shares of common stock voted against the appointment.


     In addition, the shareholders approved an amendment to the Company's Certificate of Incorporation which waives the provisions of Section 505 of the New York Business Corporation Law. Section 505 allows a public corporation to treat options or rights granted to "interested shareholders" differently than those granted to other shareholders. As an exception to the general rule of parity among securities of a same series, Section 505 would permit a corporation to include in the terms of options restrictions prohibiting the exercise of, or even voiding, those options held by an interested shareholder. An "interested shareholder" is defined as any person that (a) is the beneficial owner of twenty percent or more of the outstanding voting stock of the corporation or (b) is an affiliate or associate of the corporation that at any time during the five years prior was the beneficial owner, directly or indirectly, of twenty percent or more of the then outstanding voting stock.

     Section 505 enables target companies to ward off unwanted suitors by allowing shareholders to purchase additional shares at a discount by means of exercising options while disallowing a would-be acquirer the same. Not only would a takeover become more expensive because of the additional outstanding shares the acquirer must purchase, but the shares already purchased by the acquirer would be diluted.

     The results of the vote on the amendment was as follows: 1,264,424 shares of common stock voted for the amendment and 8,905 shares of common stock voted against the amendment.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.  None.

      (b)  Reports on Form 8-K.  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Solar-Mates, Inc.
                                          (Registrant)

Dated: August 13, 1996                    By: /s/ Stephen Nevitt
       -------------------------             -----------------------------------
                                          Stephen Nevitt
                                          President
                                          (Principal Executive Officer)


Dated: August 13, 1996                    By: /s/ Jeffrey Rubin
       -------------------------             -----------------------------------
                                          Jeffrey Rubin
                                          Controller
                                          (Chief Financial Officer)