Form 10QSB
period 1996-09-30
SOLAR MATES INC
filed 1996-11-14
CIK 940183

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from: ____________ to ____________

                         Commission file number: 0-26022
                                                 -------

                                Solar-Mates, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

           New York                                           11-2396918
---------------------------------                       ---------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,384,000 shares of Common Stock, $.001 par value, as of November 10, 1996.

Transitional Small Business Disclosure Format. YES:     NO:  X
                                                    ---     ---

                                Solar-Mates, Inc.
                                      Index

          Part I
          ------
Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1996                  3

          Consolidated Statements of Operations and Retained Earnings
           (Deficit) for the Nine Months and Three Months Ended
           September 30, 1996 and 1995                                         4

          Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1996 and 1995                                   5

          Notes to Consolidated Financial Statements                       6 - 8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9 - 13

          Part II
          -------
Item 6.   Exhibits and Reports on Form 8-K                                    14
          Signatures                                                          14

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

For The Nine Months and Three Months Ended September 30, 1996 and 1995

                           Solar-Mates, Inc.
                      Consolidated Balance Sheets
                          September 30, 1996
                              (Unaudited)

ASSETS
Current Assets:
       Cash                                                           $  114,309
       Trading securities                                                926,086
       Other marketable securities                                       284,640
       Accounts receivable - less allowance for
        doubtful accounts of $100,000                                  2,671,260
       Inventories                                                     3,358,353
       Prepaid expenses                                                  558,464
                                                                      ----------
          Total current assets                                         7,913,112

Fixed assets - net of accumulated depreciation                           473,157
Other assets                                                             359,720
                                                                      ----------
                                                                      $8,745,989
                                                                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Note payable - bank                                            $1,500,000
       Note payable - stockholder                                         45,398
       Advances from stockholders                                         83,927
       Accounts payable                                                1,647,784
       Other current liabilities                                         508,048
                                                                      ----------
          Total current liabilities                                    3,785,157

Notes payable - stockholder                                              173,921
Long-term debt                                                            58,293

Commitments and contingencies                                                -

Stockholders' equity:
Preferred stock, 1,000,000 shares authorized                                 -
Common stock, $001 par value,
       10,000,000 shares authorized,
       2,384,000 shares issued and outstanding                             2,384
Additional paid in capital                                             4,264,276
Retained earnings                                                        461,958
                                                                      ----------
       Total stockholders'  equity                                     4,728,618
                                                                      ----------
                                                                      $8,745,989
                                                                      ==========

                           Solar-Mates, Inc.
 Consolidated Statements of Operations and Retained Earnings (Deficit) For The Nine Months and Three Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                        Nine Months Ended           Three Months Ended
                                                       1996          1995           1996           1995
                                                       ----          ----           ----           ----
Net sales                                          $ 7,406,439   $ 5,313,195   $ 1,865,166   $   740,790
Cost of sales                                        4,776,085     3,559,841     1,212,358       504,690
                                                   -----------   -----------   -----------   -----------
Gross profit                                         2,630,354     1,753,354       652,808       236,100
                                                   -----------   -----------   -----------   -----------
Operating expenses:
 Selling expenses                                    1,433,645       656,422       550,221       280,312
 General and administrative expenses                 1,035,395       830,288       385,805       286,606
                                                   -----------   -----------   -----------   -----------
                                                     2,469,040     1,486,710       936,026       566,918
                                                   -----------   -----------   -----------   -----------
Income from operations                                 161,314       266,644      (283,218)     (330,818)

Other (expense):
 Interest expense                                     (197,789)     (211,000)      (57,361)      (55,044)
                                                   -----------   -----------   -----------   -----------
Income before income taxes                             (36,475)       55,644      (340,579)     (385,862)
Provision for income taxes
 Current                                                12,400                     (82,000)
                                                   -----------   -----------   -----------   -----------
Net income                                             (48,875)       55,644      (258,579)     (385,862)

Retained earnings (deficit) - beginning of period      603,198    (1,074,140)      720,537      (632,634)
S-corporation distribution                             (92,365)
                                                   -----------   -----------   -----------   -----------
Retained earnings (deficit) - end of period        $   461,958   $(1,018,496)  $   461,958   $(1,018,496)
                                                   ===========   ===========   ===========   ===========

Per share information:
Weighted average shares outstanding                  2,384,000     1,483,100     2,384,000     1,784,000
                                                   ===========   ===========   ===========   ===========
Net income per share                               $     (0.02)  $      0.04   $     (0.11)        (0.22)
                                                   ===========   ===========   ===========   ===========


                           Solar-Mates, Inc.
                 Consolidated Statements of Cash Flows
         For The Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                        1996             1995
                                                        ----             ----
Cash flows from operating activities                 $ (3,585)      $ 1,235,655



Cash flows from investing activities:
   Sale of trading securities                          136,299
   Acquisition of patents and trademarks                (6,159)          (8,867)
   (Acquisition)  disposition of other assets         (112,036)             700
   Purchase of fixed assets                           (219,877)         (35,482)
                                                     ---------      -----------
         Net cash used by investing activities        (201,773)         (43,649)
                                                     ---------      -----------
Cash flows from financing activities:
   Decrease in accounts receivable stockholders         45,215            8,190
   Long term borrowing                                  22,318
   Principal payments on notes payable                (106,363)        (606,237)
   S corporation distribution                          (92,365)             -
   Repayments on advances from stockholders            (13,394)             -
   Offering cost                                       (15,000)        (127,820)
   (Increase) in deferred offering cost                    -           (348,107)
                                                     ---------      -----------
       Net cash used by financing activities          (159,589)      (1,073,974)
                                                     ---------      -----------
Net increase (decrease) in cash                       (364,947)         118,032
Beginning - cash balance                               479,256           18,301
                                                     ---------      -----------
Ending - cash balance                                $ 114,309      $   136,333
                                                     =========      ===========

                                Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1995 and 1994 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

Note B. Inventory

Inventory consisted principally of finished goods.

Note C. Commitments and Contingencies

Concentration of credit risk/major customer

During the nine month periods ended September 30, 1996 and 1995 the Company made sales to Wal-Mart Stores, Inc. of approximately $4,800,000 and $4,700,000, respectively. During the three month periods ended September 30, 1996 and 1995 the Company made sales to Wal-Mart Stores, Inc. of approximately $1,100,000 and $680,000, respectively

Approximately $1,256,000 (47%) of the accounts receivable at September 30, 1996 are due from Wal-Mart Stores, Inc. and are unsecured. This customer is a major national retailer and the

                                Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

Company has not experienced collection problems with this customer.

Note D.  Subscription Receivable

On September 26, 1996 Solar-Mates, Inc.(the "Company") entered into a subscription agreement with an Austrian based bank for the infusion of $22.5 million in equity financing of which $7.5 million was funded on October 4, 1996. The purpose of the funding is to pursue a specific acquisition targeted by the Company in the sunglass industry. See Note E.

The equity infusion is in the form of non-voting convertible preferred shares of the Company. The conversion price for the preferred shares in the initial infusion is the lower of 80% of the market price of the Company's publicly trade Common Stock, $.001 par value ("Common Stock") or $5.50 per share, and the shares bear dividends at an annual rate of 6.5%. The remaining subscriptions for an additional aggregate amount of $15 million of non-voting convertible preferred shares is to be consummated simultaneously with the closing of the targeted acquisition. The conversion price for the preferred shares to be issued in the subsequent $15 million infusion is the lower of 80% of market price for the Common Stock or, with respect to $7.5 million of such amount, $6.75 per share, and with respect to the other $7.5 million, $8.25 per share. Such shares are to bear dividends at an annual rate of 6%. The Company may, at its sole discretion, pay any and all dividends in preferred shares of the same series rather than in cash.

The convertibility of any preferred shares into Common Stock is subject to shareholder approval. The agreement provides that the purchaser of the shares shall vote all of the underlying shares (if and when converted), in connection with any vote of the shareholders of the Company relating to the election of directors, for a majority of directors, in accordance with the directions of Stephen Nevitt, the Company's President and Principal Executive Officer, or his successor or designee.

The subscription is being effected pursuant to an off-shore exemption in reliance upon Regulation S under the Securities Act of 1933.

                                Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

At the closing of the initial $7.5 million infusion, the Company also issued to the investor three year warrants to purchase 150,000 shares of Common Stock at a price of $5.5625 per share exercisable commencing on January 1, 1999. In connection with the closing of the second infusion of $15 million, the Company is required to issue an additional 600,000 identical warrants, with an exercise price of $7.50 per share for 300,000 of the warrants and $10 per share for the remaining warrants. The Company also paid a commission to a third party equal to 7% of the investment and an immediately exercisable five year warrant to purchase 200,000 shares of Common Stock at a price of $5.50 per share. The Company is also obligated to pay such 7% commission in connection with the second infusion of $15 million.

Note E.  Subsequent Event

On October 29,1996, the Company entered into an agreement to purchase from Corning Incorporated, certain assets used in the business of designing, manufacturing and distributing Serengeti sunglasses. The assets include inventories, dies and molds, office furniture, plant machinery and equipment, fixtures, trademarks, including, among others, the brand name Serengeti, and patents used in the manufacturing of Serengeti brand sunglasses. The purchase price will be $27.5 million. The Company anticipates closing the transaction after the approval of its shareholders of the issuance of shares underlying the convertible preferred shares and warrants is obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. Since 1978, the Company has focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchants designed to enhance their sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X(R) sunglasses, which feature ground and polished lens, comparable to optical quality sunglasses, at popular prices. This product is currently the predominant line of the Company and has contributed significantly to the sales growth of the Company.

     The Company continues to introduce new products. Recently the Company introduced a higher priced line of sunglasses under the brand name H2Optix(R). The Company is not marketing this line to mass merchants but rather to specialty retailers. This is intended to reduce the Company's dependence on its current customer base.

     On October 29,1996, the Company entered into an agreement to purchase from Corning Incorporated, certain assets used in the business of designing, manufacturing and distributing Serengeti sunglasses. The assets include inventories, dies and molds, office furniture, plant machinery and equipment, fixtures, trademarks, including, among others, the brand name Serengeti, and patents used in the manufacturing of Serengeti brand sunglasses. The purchase price will be $27.5 million. The Company anticipates closing the transaction after the necessary approval of its shareholders is obtained.

     Until such time as the Serengeti acquisition is completed the Company expects its Solar*X(R) line of sunglasses to remain its predominant line.

Results of Operations

     Net sales increased 39% from $5,313,195 for the nine months ended September 30, 1995 to $7,406,439 for the nine months ended September 30, 1996, and increased 152% from $740,790 for the three months ended September 30, 1995 to $1,865,166 for the three months ended September 30, 1996. These increases were due primarily to the introduction of new products including the Company's H2Optix(R) line of sunglasses. In 1996 the Company began aggressively marketing this line. Sales from the H2Optix(R) line were approximately $903,000 for the nine months ended September 30, 1996. Additionally, approximately $578,000 of the increase for the nine months ended September 30, 1996 was due to sales of the Company's Outa Limitz(TM) line of sunglasses which did not exist during the same period in 1995; $1,698,000 which results from increased activity of Solar*X(TM), offset by a decrease of approximately $1,187,000 in sales of Bonjour(R), a brand no longer marketed by the Company. Approximately $453,000 of the increase for the three months ended September 30, 1996 was due to sales from H2Optix(R); $722,000 resulted from sales of Solar*X(TM); $57,000 from sales of the Outa Limitz(TM); and a decrease of approximately $101,000 in sales of Bonjour(R).

     Selling expenses increased by $777,223 or 118%, from $656,422 for the nine months ended September 30, 1995 to $1,433,645 for the nine months ended September 30, 1996 and increased by $269,909 or 96% from $280,312 for the three months ended September 30, 1995 to $550,221 for the three months ended September 30, 1996. The increase in both the nine month and three month periods resulted primarily from increased advertising and marketing cost associated with the launch of H2Optix(R). The Company anticipates continued increases in selling expenses related to H2Optix(R) during the remainder of 1996.

     General and administrative expenses increased by $205,107 or 25%, from $830,288 for the nine months ended September 30, 1995 to $1,035,395 for the nine months ended September 30, 1996 and increased by $99,199 or 35% from $286,606 for the three months ended September 30, 1995 to $385,805 for the three months ended September 30, 1996. The increase in both the nine month and three month periods resulted primarily from increased personnel and administrative cost associated with the general growth of the Company.

     The Company's interest expenses decreased $13,211 or 6% from $211,000 for the nine months ended September 30, 1995 to $197,789 for the nine months ended September 30, 1996. The decreases resulted primarily from interest earned on investment of the proceeds of the Company's public offering and the reduction of debt.

Liquidity and Capital Resources

     The Company is financing its operations primarily through the proceeds of an initial public offering ("IPO") completed in August 1995, its cash flow and revolving lines of credit. The Company has a revolving line of credit in the amount of $1,500,000 from SunTrust Bank (the "Credit Facility"). Interest on outstanding loans under the Credit Facility accrue at a rate equal to 1.5% above the prime rate. The Credit Facility is secured by a lien on all of the Company's assets. Pursuant to the Credit Facility, the Company may borrow up to 70% of accounts receivable under 61 days old and up to 25% of the Company's inventory to a maximum of $1,500,000. Advances under the facility have been used for general working capital purposes. The Credit Facility is guaranteed, jointly and severally, by certain shareholders of the Company. As of September 30, 1996, the Company has borrowed the maximum amount available under the Credit Facility.

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

     The Company's working capital decreased from $4,357,962 at December 31, 1995 to $4,170,607 at September 30, 1996. This resulted primarily from purchase of assets utilized in the growth of the business, the reduction of debt and an "S" corporation distribution with respect to earnings prior to the IPO.

     The Company purchased capital assets of approximately $338,000 during the nine month period ended September 30, 1996.

     The Company will require approximately $30,000,000 to finance the acquisition of Serengeti and related costs and expenses, which it anticipates obtaining through the issuance of equity securities and debt.

     On September 26, 1996 the Company entered into a subscription agreement with an Austrian based bank for the infusion of $22.5 million in equity financing of which $7.5 million was funded on October 4, 1996. The equity infusion (the "Equity Financing") is in the form of non-voting convertible preferred shares of the Company. The conversion price for the preferred shares issued in the initial infusion is the lower of 80% of the market price of the Company's publicly trade Common Stock, $.001 par value ("Common Stock") or $5.50 per share, and the shares bear dividends at an annual rate of 6.5%. The remaining subscriptions for an additional aggregate amount of $15 million of non-voting convertible preferred shares is to be consummated simultaneously with the closing of the Serengeti acquisition. The conversion price for the preferred shares to be issued in the subsequent $15 million infusion is the lower of 80% of market price for the Common Stock or, with respect to $7.5 million of such amount, $6.75 per share, and with respect to the other $7.5 million, $8.25 per share. Such shares are to bear dividends at an annual rate of 6%. The Company may, at its sole discretion, pay any and all dividends in preferred shares of the same series rather than in cash.

     The convertibility of any preferred shares into Common Stock is subject to shareholder approval. The agreement provides that the purchaser of the shares shall vote all of the underlying shares (if and when converted), in connection with any vote of the shareholders of the Company relating to the election of directors, for a majority of directors, in accordance with the directions of Stephen Nevitt, the Company's President and Principal Executive Officer, or his successor or designee.

     The subscription is being effected pursuant to an off-shore exemption in reliance upon Regulation S under the Securities Act of 1933.

     At the closing of the initial $7.5 million infusion, the Company also issued to the investor three year warrants to purchase 150,000 shares of Common Stock at a price of $5.5625 per share exercisable commencing on January 1, 1999. In connection with the closing of the second infusion of $15 million, the Company is required to issue an additional 600,000 identical warrants, with an exercise price of $7.50 per share for 300,000 of the warrants and $10 per share for the remaining warrants. The Company also paid a commission to a third party equal to 7% of the investment and an immediately exercisable five year warrant to purchase 200,000 shares of Common Stock at a price of $5.50 per share. The Company is also obligated to pay such 7% commission in connection with the second infusion of $15 million.

     The Company is currently negotiating the debt required to complete the Serengeti acquisition and anticipates that the debt will be structured as a combination of a five year term loan and a revolving credit facility. The Company intends to obtain a revolving credit facility sufficient to fund its working capital needs after the acquisition.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

     Exhibit
      Number   Exhibit Description
      ------   -------------------

        2 Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning Incorporated

        10 Subscription Agreement, dated September 26, 1996, between the Company and RBB Bank Aktiengesellschaft

        27     Financial Data Schedule

      (b)  Reports on Form 8-K.

     On October 4, 1996, the Registrant filed a Form 8-K with the Securities and Exchange Commission which reported that the Company entered into a subscription agreement with an Austrian based bank with respect to the Equity Financing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Solar-Mates, Inc.
                              (Registrant)

Dated: August 13, 1996        By:   /s/ Stephen Nevitt
      -------------------        ---------------------------
                              Stephen Nevitt
                              President
                             (Principal Executive Officer)

Dated: August 13, 1996        By:   /s/ Jeffrey Rubin
      -------------------        ---------------------------
                              Jeffrey Rubin
                              Controller
                             (Chief Financial Officer)