Form 10QSB/A
period 1996-09-30
SOLAR MATES INC
filed 1996-11-15
CIK 940183

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Transitional Small Business Disclosure Format. YES:     NO:  X
                                                    ---     ---

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

     Exhibit
      Number   Exhibit Description
      ------   -------------------

      * 2 Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning Incorporated

      * 10 Subscription Agreement, dated September 26, 1996, between the Company and RBB Bank Aktiengesellschaft

        27     Financial Data Schedule

      (b)  Reports on Form 8-K.

----------
* Previoulsy filed.

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

Dated: November 15, 1996      By:   /s/ Stephen Nevitt
      -------------------        ---------------------------
                              Stephen Nevitt
                              President
                             (Principal Executive Officer)

Dated: November 15, 1996      By:   /s/ Jeffrey Rubin
      -------------------        ---------------------------
                              Jeffrey Rubin
                              Controller
                             (Chief Financial Officer)