Form 10KSB
period 1996-12-31
SOLAR MATES INC
filed 1997-04-15
CIK 940183

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-KSB
                              --------------------

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended                    Commission file number: 0-26022
    December 31, 1996

                             SERENGETI EYEWEAR, INC.
                 (Name of Small Business Issuer in its Charter)

           New York                                      65-0665659
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      8125 25th Court East
        Sarasota, Florida                                  34243
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code: (941) 359-3599

                              --------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

                              --------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for the year ended December 31, 1996 were $13,584,255.

      The aggregate market value of the voting stock of registrant held by nonaffiliates of the issuer as of March 31, 1997 was approximately $3,969,320.

      Number of shares of Common Stock outstanding as of March 31, 1996:
2,384,000

      Transitional Small Business Disclosure Format

                                 Yes [_] No [X]

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Location in Form 10-KSB
                Document                                  in which incorporated
                --------                                  ---------------------

  Registrant's Proxy Statement relating to                       Part III
  the 1997 Annual Meeting of Shareholders


================================================================================

                             SERENGETI EYEWEAR, INC.

                                   FORM 10-KSB

                                Table of Contents
                                                                            Page
                                                                            ----
PART I

  Item 1.         Description of Business.................................    1

  Item 2.         Description of Property.................................   13

  Item 3.         Legal Proceedings.......................................   13

  Item 4.         Submission of Matters to a Vote
                  of Security-Holders.....................................   14

PART II

  Item 5.         Market for Common Equity
                  and Related Stockholder Matters.........................   14

  Item 6.         Management's Discussion and Analysis or
                  Plan of Operation.......................................   16

  Item 7.         Financial Statements....................................   21

  Item 8.         Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure....................................   40

PART III

  Item 9.         Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with Section
                  16(a) of the Exchange Act...............................   40

  Item 10.        Executive Compensation..................................   40

  Item 11.        Security Ownership of Certain
                  Beneficial Owners and Management........................   40


  Item 12.        Certain Relationships and Related
                  Transactions............................................   41

  Item 13.        Exhibits, Lists and Reports on
                  Form 8-K................................................   41

SIGNATURES        ........................................................   43

                          FORWARD-LOOKING STATEMENTS

      THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERNING, AMONG OTHER THINGS, THE COMPANY'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE NEWLY ACQUIRED SERENGETI BUSINESS, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS AND THE AVAILABILITY OF RAW MATERIALS, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

      Carbonate DDS(TM), Country Club(TM), Drivers(R), Fashion
Featherweights(R), Femiluna(TM), H2O Optix(R), H2Optix(TM), H2Optix Zero Tolerance(R), In-B-Teen(R), Kinetix(TM), Mach #1(R), One Design(TM), Outa Limitz(R), Power Plus(R), Pulse(TM), Pyrofusion(TM), Range & River(TM), Serengeti(R), Signia(TM), Solar Barriers(R), Solar-Mates(R), Solar*X(R), Spectral Control(R), Sport Shields(R), Strata(R), Sunpets(R), Surf and Cycle(R), The Best Sunglass Value Money Can Buy(R), When You're Old Enough to Know Better(TM), Wickets(R), Your World Your Mark(TM), Sensor-X(TM) and Grafix(TM) are included among the Company's trademarks.

                                    PART I

Item 1. Description of Business.

Company Overview

      Serengeti Eyewear, Inc. (formerly known as Solar-Mates, Inc.) (the "Company") is engaged in the business of designing, manufacturing through outside sources, marketing and distributing a wide array of quality sunglasses. On February 13, 1997, the Company acquired for $27.5 million (the "Acquisition") the assets of the Serengeti Eyewear division of Corning Incorporated ("Corning") used in the design, manufacture and distribution of Serengeti brand sunglasses. In connection with the Acquisition, the Company changed its name from Solar-Mates, Inc. to Serengeti Eyewear, Inc.

      Prior to the Acquisition, the Company primarily designed and marketed selected non-premium lines of sunglasses targeted for distribution through the mass merchandise market. See "Industry Background" below. The Company's Solar*X line of sunglasses is marketed to mass merchandisers as a sunglass with quality comparable to that of optical sunglasses at popular prices. Solar*X features a ground and polished lens which provides virtually complete protection from harmful ultraviolet sun rays and glare. The Company also markets to the mass merchandise market other sunglass brands, each of which the Company believes creates a niche among popular priced sunglasses of various categories. Sales of non-premium sunglasses accounted for approximately 91% of the Company's total sales in 1996, with Solar*X sunglasses accounting for approximately 69% of total sales.

      In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line of sunglasses which is designed specifically for use in the water environment. H2Optix utilizes a combination of characteristics which the Company believes differentiates it from other competing sunglasses which target the water sports market. The Company sought to emphasize sales of H2Optix, a premium sunglass line, and thereby reduce its dependence upon mass merchandisers. The Company also believes that premium products generate higher gross margins and offer significant growth potential, as discussed in "Industry Background" below.

      The Company experienced only limited sales of its H2Optix sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix brand name recognition and broaden the distribution network for the H2Optix product line. In 1996, the Company achieved approximately $1.2 million in H2Optix sales, representing approximately 9% of the Company's total 1996 sales. The Company in 1996 also broadened the distribution network for its non-premium products and, as a result, sales to Wal-Mart Stores Inc. ("Wal-Mart") accounted for approximately 53% of the Company's total 1996 sales, compared to approximately 92% for 1995.

      The Serengeti line entered the premium sunglass market in 1985 with the introduction of Drivers sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. As a result, Serengeti brand sunglasses presently rank third in premium sunglass distribution in terms of market share, following Ray-Ban and Oakley. The Serengeti Drivers line of sunglasses, which accounted for approximately 91% of plano (non-prescription lens) sales of the Serengeti Eyewear division in 1996, is principally responsible for this image. The Company intends to increase Serengeti's market share by introducing new Serengeti signature styles that exploit the Serengeti brand image. In addition, the Company intends to benefit its H2Optix line by including it within the Serengeti line, thereby tapping into Serengeti's well-established distribution networks. The Company intends to continue the marketing of its non-premium sunglasses to the mass merchandise market.

      The Company is a New York corporation formed in 1976. The Company maintains its principal executive offices at 8125 25th Court East, Sarasota, Florida 34243, and its telephone number is (941) 359-3599.

Industry Background

      The sunglass industry is generally divided into two principal segments - the under-$30 or "nonpremium" market and the over-$30 or "premium" market. The retail market for sunglasses in recent years has experienced the emergence of a broader premium market, reflected by increased sales of higher-priced, quality-oriented sunglass products. This premium sunglass market, the category in which the Company's Serengeti products compete, showed an increase in sales of 104%, from $825.6 million in 1989 to $1.7 billion in 1996.

      Management of the Company believes that consumer willingness to pay more for premium sunglass products results from increased awareness of the need for quality eye protection, the continued growth of sunglasses as a fashion accessory, an increased demand for specialized sunglasses for different sports and activities, and growing brand awareness. The Company seeks to capitalize on these changes in the sunglass market by emphasizing sales of its premium products which are designed to appeal to the quality conscious consumer and which are marketed for use in specifically targeted sporting and recreational activities in which participants tend to spend a significant amount of disposable income on equipment and accessories.

      The under-$30 market is primarily served by mass merchants, chain drug stores and discount department stores. These outlets generally offer sunglasses in the $8 to $25 price range. The Company currently serves the top of the retail price range in the under-$30 market primarily with its Solar*X brand of sunglasses.

Business Strategy

      The Company's objective is to become a leading designer and distributor of premium sunglass products. The Company believes that its success will depend upon its ability to control, protect and enhance the Serengeti brand image. Accordingly, the Company has adopted a growth-oriented business strategy which includes the following key elements:

      Maintain brand name recognition. The Company believes that a brand name provides instant appeal for many consumers. The Company intends to continue developing Serengeti signature styles that incorporate superior lens technology, quality and performance, factors which the Company believes differentiate its products from those of its competitors and increase brand recognition among consumers.

      Focus on selective distribution. It is the policy of the Company to maintain strict control over the distribution of its Serengeti products to avoid overexposure of the brand. The Company sells its Serengeti products through carefully selected retailers that will be routinely assessed to ensure they conform with the Company's standards. The Company believes this selective distribution policy will promote a high degree of loyalty from retailers and a stable retail price environment, while increasing the Company's control over diversion and counterfeiting of its products.

      Aggressively protect its intellectual property rights. The Company will rely on patent, trademark, trade secret, unfair competition and copyright law to protect its rights to certain aspects of its products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks and trade dress.

      Introducing innovative new products. The Company intends to capitalize on Serengeti's strong brand identity by introducing new Serengeti signature styles, including the introduction of H2Optix as a new addition to the Serengeti line. The new styles would incorporate the Serengeti name and logo into the frame decor with logo plaques and lens decoration. The Company anticipates that existing Serengeti accounts will provide the new Serengeti signature styles with retail space without replacing strong performing existing products. The Company will seek to obtain any additional space with price incentives, if required.

      The Company will utilize its existing relationships with European designers to design the new styles. The Company has an existing relationship with a renowned European design team that has worked with the Company for the past three years and which has developed new products for well-known sunglass distributors, including Ray-Ban, Arnet, Fila and the Benneton Group. The Company believes that this team has demonstrated the ability consistently to create top selling styles. The Company presently utilizes this team for the design of all new H2Optix products.

      The Company intends to couple its high-performance lenses with well-known designer names and styling. Performance features would allow designers to offer benefits to consumers and to differentiate their products from other designer glasses. Similarly, the Company believes that opportunities exist for designer sport sunglasses -- sunglasses that combine performance features for sports activities with designer names and athlete endorsements that are meaningful to those sports.

      Advances in frame technology have not kept pace with advances in lens technology. Frame development has focused primarily on approving appearance rather than performance. As a result, sunglasses do not offer both a high performance lens and frame. The Company believes that it has an opportunity to create innovative high-performance sunglasses by combining new frame designs, materials and other features with the existing and planned Serengeti lenses.

      Focus on international expansion. The Company believes that wider international distribution also represents a significant opportunity for expansion of sales. Sales outside North America represented approximately 23% of total sales of the Serengeti Eyewear division in 1996. To improve the consistency of its image and operating strategy worldwide, the Company is establishing closer working relationships with its international distributors and plans to increase its use of direct sales representatives in those locations where such an approach is advantageous. The Company believes that concentrating its efforts in existing regions and introduction of Serengeti to new regions abroad provide a significant opportunity for increased growth. The Company also expects to continue benefitting from the global expansion of its retail accounts, particularly Sunglass Hut International ("Sunglass Hut"), the largest customer for the Serengeti line.

Description of Product Lines

Premium Products

      The Serengeti line is presently comprised of two distinct products, Drivers and Kinetix, each of which is targeted at a different portion of the premium segment of the sunglass market. The Company intends to integrate its H2Optix products into the Serengeti line.

      Drivers

      Drivers, which is a general purpose sunglass, is the core Serengeti product line, accounting for 91% of 1996 plano sales of the Serengeti Eyewear division. Several popular Drivers models have been marketed since the mid-1980s. Independent marketing surveys have indicated that Drivers inspire exceptional customer loyalty. All Drivers lenses are photochromic and have "Spectral Control" technology. Photochromic lenses automatically darken to adjust to bright daylight conditions and lighten to adjust to darker daylight conditions thereby adjusting the amount of light being transmitted to the user. Proprietary Spectral Control filters are then created by "hydrogen firing" a photochromic lens. The resultant lens filters out 95% of blue light, cutting glare, boosting contrast and reducing eye fatigue in fog and haze without distorting the colors seen through the lens. The combination of a special base glass and hydrogen firing give Drivers lenses a lustrous copper color. Drivers lenses are available as a singlegradient lens that reduces glare from above and are also available as a darker, non-gradient version known as Drivers Sienna. The Company presently offers 12 collections and 143 products within the Drivers line.

      Kinetix

      Kinetix, Serengeti's specialty, active line is equipped with photochromic, Spectral Control lenses of specific colors to enhance their performance in particular sports environments. Distinct Kinetix collections are designed specifically for boaters, skiers, drivers, golfers, hunters and target shooters. The Company presently offers 4 collections and 20 products within the Kinetix line.

      H2Optix

      Although there are a number of sunglasses currently marketed that can be used by water sports enthusiasts, they are not designed specifically for use in the water environment. The Company believes that each of the existing sunglass product lines distributed to the water sports market has significant drawbacks or technical omissions. The H2Optix line has been designed by the Company to differentiate it from other competing sunglasses which target the water sports market. The Company believes that its H2Optix product incorporates a distinctive combination of elements that work together to provide a total optical system for all of the needs of the water sports enthusiast. The base material for the H2Optix lens is polycarbonate, which exhibits both optical clarity and extraordinary strength. The lamination of polarized film between two such lenses results in a lens ideally suited for any water sport activity. The Company presently offers approximately 50 products within the H2Optix line.

Non-Premium Products

      The Company also markets a variety of non-branded sunglasses to mass merchandisers. The Company's Solar*X line of sunglasses has been marketed by the Company as a high quality line of sunglasses with a ground and polished lens. Although these sunglasses retail at approximately $20, the Company believes that their quality makes them competitive with higher priced premium sunglasses in the over-$30 market. They are available in a variety of popular, classic and contemporary frame styles.

      The following table, derived from the Company's internal sales records, indicates the percentage of gross sales in each of the Company's major product groups during the years ended December 31, 1995 and 1996. Such historical percentages are not indicative of the Company's future product mix, in light of the Company's present focus on its premium Serengeti product lines.

                           Year Ended December 31,
                           -----------------------
                               1995       1996
                            ---------   --------

      Solar*X                  60%       69%
      Outa Limitz               4        10
      H2Optix                   1         9
      Faded Glory               0         5
      Charming Profiles         4         0
      Other - Nonbrand         31         7
                              ----      ----
                              100%      100%
                              ====      ====

      The following information, derived from the internal sales records obtained from the Serengeti Eyewear division of Corning, indicates the percentage of gross sales for each of the Serengeti brands for the years ended December 31, 1995 and 1996:

                           Year Ended December 31,
                           -----------------------
                               1995       1996
                            ---------   --------

      Drivers                  76.0%      91.0%
      Kinetix                  10.7        6.0
      Signia*                  13.3        3.0
                               -----      ----
                               100%       100%

----------
* Discontinued by the Company upon completion of the Acquisition.

Distribution

      The Company's principal customers are national and regional optical distributors, sunglass specialty stores and optical chains. The Company intends to keep this distribution network in place. The Company also intends to target the Serengeti brand to sporting goods stores and quality discount retailers. Regional sales managers are responsible for maintaining relationships with optical distributors in their region, as well as direct accounts with optical and sunglass chains.

Optical Distributors

      The network of optical distributors for the Serengeti line is comprised of eleven regional optical distributors and three national distributors which distribute to optical chains, independent optical retailers and specialty sunglass stores in the United States and Canada. Optical distributors are encouraged to distribute exclusively to premium retailers. Each regional distributor has a specifically defined region, while national distributors sell throughout the nation, so that no optical independent is forced to buy from a sole source.

      The present structure of this distribution channel arose from fundamental changes implemented by Corning's Serengeti Eyewear division in 1994 to preserve and enhance the Serengeti brand name. In late 1994, Corning reviewed its then 89 distributors and selected the fourteen most appropriate distributors for Serengeti eyewear. Corning ended its relationship with the others and successfully retained every distributor with which it desired to continue its relationship. These remaining distributors have been granted regional exclusivity and are limited to selling Serengeti products to specific retailers.

      In 1996, the top five distributors for the Serengeti line accounted for 19% of total sales of the Serengeti Eyewear division to optical distributors. The Company believes that significant opportunities for growth lie in increasing Serengeti sales per door in the independent optical channel, in which it has achieved approximately 60% penetration. The Company intends to penetrate optical retailers with prescription Serengeti lenses. In addition, the Company intends to seek out additional quality distributors that operate in regions in which Serengeti sales are under-represented, such as the Southwest.

Specialty Sunglass Retailers

      The principal Serengeti customer in this channel is Sunglass Hut, the world's largest sunglass retailer, which has more than 2,000 stores worldwide and has announced plans to expand to 4,000 stores by the year 2000. The Company believes that the Serengeti-Sunglass Hut relationship improved as a result of the restructuring of the Serengeti distributor network, as described above. Sunglass Hut, which is serviced directly by the Company's in-house sales staff, accounted for approximately 26% of total sales of the Serengeti product lines in 1996.

Optical Chains

      Approximately 8% of Serengeti brand 1996 North American sales were to optical chains. The largest Serengeti customer in this channel is Lens Crafters. The Serengeti brand also has long-standing relationships with other large chains, including Pearle Incorporated, Visionworks Incorporated and DOC Optics Inc. The Company believes that this channel presents significant opportunities for increased penetration; specifically, that the Company may be able to leverage the Serengeti reputation for high performance lenses with the optical chains in order to help create and grow a substantial prescription sunglass business.

International Distribution

      Sales outside North America accounted for approximately 23% of total sales of the Serengeti Eyewear division in 1996. Sales in each region are conducted through distributors and, in certain countries, directly to large retail chains or buying groups.

      In Europe, which accounted for approximately 16% of the total Serengeti Eyewear division sales in 1996, Serengeti is sold in a number of markets, including The Netherlands, Switzerland, Belgium and Finland, with very limited advertising support. In the United Kingdom, following a media campaign in the London Underground, the Serengeti brand is beginning to achieve significant trade and consumer interest. Significant distributors of Serengeti sunglasses in Europe include Metzler Bonnier BV, OptiSport S.A. and Technop Pvba. Instrumentarium, a Finnish optical retailer, and Codir S.A., a French optical buying group, are particularly important and long-standing Serengeti brand customers.

      The Asia Pacific region represented approximately 6% of total 1996 sales of the Serengeti Eyewear division. Within this region, the Company believes Serengeti is well-positioned for growth in Australia and New Zealand due to its strong representation through General Optical Pry Ltd. and Vision Holdings, which work closely with Sunglass Hut and independent optical retailers.

      Similarly, the Company has identified the Latin American region as an opportunity for increased growth. This region represented only approximately 1% of 1996 sales of the Serengeti Eyewear division, and the Serengeti sales force has only recently begun to introduce Serengeti to certain of the major countries in Latin America.

Non-Premium Distribution

      During 1995, the Company had sales of approximately $9.6 million to Wal-Mart, a major national retailer and a principal customer of the Company for over ten years, representing approximately 92% of the Company's total sales. As a result of the Company's strategy to broaden its distribution network for its non-premium products, in 1996, the Company had sales of approximately $7.2 million to Wal-Mart, representing approximately 53% of the Company's total sales.

      Sales volume to Wal-Mart is generally higher toward the end of the year due to seasonal consumer buying patterns. The Company has not experienced any collection difficulties with its Wal-Mart account. Under its new strategy, the Company intends to sell its premium products through a nationwide network of sales representatives and distributors, but will continue to sell its non-premium products to mass merchandisers such as Wal-Mart.

      Although the Company does not intend to target the marketing of its premium products lines to the mass merchandise market, the loss of Wal-Mart as a customer would have a material adverse effect on the Company's non-premium business as presently conducted. The Company does not presently have any formal written contract with Wal-Mart, but rather receives individual purchase orders from Wal-Mart for the Company's products.

      The Company's non-premium sales are generated principally by its President, Stephen Nevitt. The Company also utilizes independent sales representatives throughout the United States. The Company's sales representatives are each responsible for soliciting, selecting and securing accounts within a particular regional territory. Such sales representatives are paid on a commission basis, with commissions depending on the product line and terms of the sale. The Company provides service and support to its sales representatives, including advertising and sales literature.

      As a result of recent strategy changes by retailers, including consolidations and increases in the size of retail locations, retailers have imposed additional requirements on their merchandisers. The Company has increased the services provided to its mass merchandise customers, particularly Wal-Mart, in many areas including the sourcing of products necessary to fill a specific demand, the tracking of supply inventory by direct computer link-up, and the implementation of specifically tailored systems for the shipment of inventory.

Information Systems

      The Company is fully equipped to offer electronic data interchange ("EDI") for customers who prefer to place orders using EDI technology. The Company has a real time inventory system integrated with its accounting system. The system produces shipping labels tailored to the requirements of a specific carrier, and the Company has the ability to track a customer's shipment through the carrier's system. Additionally, the Company has the ability to increase its shipping capacity by adding a second shift in its warehouse.

      The Company's computer systems presently are directly linked to Wal-Mart's systems, enabling the Company to track the quantities of its products available at the various retail stores and related warehouses. Although quantities of supplies are monitored by computer systems at Wal-Mart and by WalMart personnel to ensure that the target levels of product quantities determined between Wal-Mart and the Company are met, the tracking system works as a safety measure to ensure that deficiencies are not overlooked, by triggering a notice from the Company to place additional orders.

Marketing

      The Company's marketing and promotion strategies for its Serengeti products are focused on building and maintaining a high-quality image, and providing multiple price points to meet the needs of the retailer and consumer. The Company seeks to maintain high visibility for its Serengeti products through the efforts of its in-house marketing staff which coordinate and oversee the sales efforts of the Company's distributors and develop programs to help retailers increase their sales of Serengeti products. The marketing staff also designs, develops and produces sales materials for use by distributors. These sales materials include point-of-purchase materials, packaging, photography, advertising layouts, signage, logo designs and catalogs.

      The Company intends to continue advertising and marketing Serengeti products with point-of-purchase displays and through high quality general publications and radio promotions, as well as through catalogs, billboards, event sponsorships, product promotions, trade and consumer publications and trade shows. The Company, through its "co-op" advertising program, intends to assist in the funding and preparation of advertising campaigns initiated by retailers. The Company also intends to promote the Serengeti brand name by utilizing high visibility sports and celebrity figures to provide product exposure to the consumer.

      Trade shows are a retailer's primary source for information about new products and provide retailers with a chance to meet personally with representatives of a company. Accordingly, the Company attends trade shows targeting specific activities to increase retailer awareness and enthusiasm for its products which relate to such activities. The Company also intends to promote Serengeti through the sponsorship of sporting activities on both a national and local level, and by providing decals and posters.

      The Company seeks to establish a value purchase for the quality-and price-conscious consumer by maintaining a premium quality product at a price more attractive than that of competing brands, providing a significant value to the consumer. The Company provides counter cards to retailers which compare the features and price of Serengeti sunglasses with those of the competition, exploiting the price/value advantage of Serengeti. The Company determines prices with the goal of providing both the Company and the trade with the opportunity for significant margins.


Manufacturing

      The Company currently obtains photochromic glass lens blanks for the existing Serengeti lines pursuant to a three-year supply agreement entered into with Corning upon the closing of the Acquisition. Pursuant to the supply agreement, the Company is required to purchase such Serengeti lens blanks exclusively from Corning only to the extent that Corning is able to provide such lenses in the quantities and within the time periods required by the Company. The lens blanks are currently manufactured by Corning in the United States and France and then shipped to Japan and other locations overseas for finishing. All lenses currently mounted in the Drivers and Kinetix lines are then subjected to the Company's proprietary hydrogen firing process at a dedicated Serengeti manufacturing facility in Fukui, Japan ("Fukui") pursuant to a transitional arrangement with Corning which expires on May 13, 1997. The Company has entered into a letter of intent with Swank International Manufacturing Co. Ltd. ("Swank"), with whom the Company has a long-standing relationship for the manufacture of its nonpremium products, to explore the possibility of Swank conducting the hydrogen firing process in the Peoples Republic of China. The Company has also received indications of interest from other third parties to conduct the hydrogen firing process. Pursuant to its arrangement with Corning, upon the completion of such transitional period, Corning will transfer title to the Company of all equipment, tooling and other assets utilized in connection with the hydrogen firing process. Lenses are cut, edged, tempered, coated, drop ball tested and inserted into the frames by third-party contractors in Japan and the United States.

      The Company currently sources all of its plastic sunglass frames from third-party suppliers. The bulk of Serengeti sunglass metal frame requirements are presently manufactured at the Fukui facility. In addition, depending upon requirements, a certain quantity of metal frames used in the Serengeti collections are outsourced. The Company intends to retain cost-effective frame suppliers worldwide for the manufacture of the Serengeti frames. The Company believes that there are a number of suppliers with the ability to manufacture such frames.

      Upon completion of the hydrogen firing process at the Fukui facility, Corning sends the completed sunglasses to a warehouse facility in Horseheads, New York for distribution. The Company intends to utilize its warehouse facility in Sarasota, Florida for the warehousing of all of its finished sunglasses, including the finished Serengeti sunglasses, and to phase out the Horseheads facility during the second quarter of 1997.

      The Company has developed long-standing collaborative relationships with established manufacturers of sunglasses throughout the Far East for the manufacture of all of its products and component parts. The Company actively participates in the development and refining processes relating to the manufacture of its products. To date, the Company's principal manufacturing relationship has been with Swank, a leading manufacturer of sunglasses worldwide, which produces frames for the Company's sunglasses. The Company has also established a relationship with Wintec Corporation based in Japan for the production of the polarized polycarbonate lenses used for the Company's H2Optix product line. The frames for certain of the H2Optix models are manufactured in Europe by Bensol SRL.

      The manufacturers of the Company's products also manufacture sunglasses for other companies, including competitors of the Company. Although the Company has never experienced any difficulties in obtaining the necessary supplies of its products, its manufacturers could choose to prioritize production for other companies or cease production for the Company's products on short notice. Although the Company believes it can find other manufacturers of its products, there can be no assurance that it will be able to discover new manufacturers for its products in a timely manner or that such new manufacturers would be able to meet the Company's supply requirements. While the Company believes it has available to it manufacturers, including Swank, with the capability of fabricating Serengeti lenses utilizing the hydrogen firing process, there can be no assurance that an alternative source of such material will be identified. Termination or disruption of supplies from these sources could result in production delays, reductions in shipments, or increased costs that could have an adverse effect on the Company's operations. While the Company continually explores ways to reduce its dependence on these limited source suppliers, there can be no assurance that the Company will be successful in doing so.

      Although the Company's policy is to work closely with its manufacturing sources, there are certain risks associated with the use of outside, foreign manufacturers. Risks inherent in the use of an outside manufacturer include the absence of adequate guaranteed supply and unavailability of or delays in obtaining access to, adequate supplies, transport of products from the manufacturer, destruction, damage, loss or theft at the manufacturer's facility, delay in delivery of orders, bankruptcy and other financial problems of the manufacturer, and potential misappropriation of proprietary intellectual property. Risks arising in connection with the use of a foreign manufacturer include foreign governmental regulation, economic instability in the country of manufacture, labor strikes and the implementation of additional United States legislation and regulations relating to imports, including the imposition of duties, taxes and other charges or restrictions on imports.

Competition

      The Company faces significant competition in the sunglass business. The Company competes with a number of established manufacturers, importers and distributors whose brand names enjoy recognition which exceeds that of the Company's brand names. The Company competes with several manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company competes primarily on the basis of performance features, quality, brand name recognition and price.

      The Company believes that its continued success will depend upon its ability to remain competitive in its product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image and could have a material adverse effect on the Company's business.

Intellectual Property

      The Company intends to aggressively assert its rights under patent, trade secret, unfair competition, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in the Company's opinion, infringing these rights.

Patents, Trademarks and Licenses

      The following are the principal patents owned by the Company relating to Serengeti sunglasses:

            Hydrogen Firing Process. The Company owns a patent governing the hydrogen firing process, which expires November 19, 1999 (Patent No. 4,290,794). This patent covers the process by which Spectral Control filters are created within a lens. The patent affects all Drivers and Kinetix lenses.

            Driver Glass. The Company owns a patent for colored photochromic lenses relating to Drivers and certain Kinetix lenses (Patent No. 4,240,836) which expires November 19, 1999. This patent covers color spaces that provide glare control.

      As of March 31, 1997, the Company had 21 trademark registrations in the United States and 134 trademark registrations in foreign countries, including those for Serengeti, Drivers, Kinetix and H2Optix. As of such date, the Company had 13 trademark applications pending in the United States and 22 trademark applications pending in foreign countries. No trademarks are licensed by the Company for use on eyewear products due to the Company's strict quality control standards and the desire to protect its proprietary technology and prevent overexposure of the Company's trademarks. In connection with the Acquisition, the Company granted to Corning a royalty-free, world-wide license to utilize the hydrogen firing process technology and other proprietary technology of the Company in connection with the manufacture and marketing of lenses, lens blanks and other optical materials or prescription eyeglasses or lenses used to treat or mitigate medical conditions or symptoms such as light sensitivity, as well as in connection with other products manufactured or practices engaged in by Corning prior to the Acquisition unrelated to the Serengeti business and that do not relate to plano or prescription sunglass lenses.

      While there can be no assurance that the Company's patents or trademarks protect the Company's proprietary information and technologies, the Company intends to assert its intellectual property rights against any infringer. Although the Company's assertion of its rights can result in a substantial cost to, and diversion of effort by, the Company, management believes that the protection of the Company's intellectual property rights is a key component of the Company's operating strategy.

Trade Secrets

      The Company also relies upon unpatented trade secrets for the protection of certain intellectual property rights. The Company protects its trade secrets by requiring its employees, consultants and other agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. These agreements provide that all confidential information developed by or made known to the individual or entity during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of unauthorized use or disclosure of such information. In addition, no assurance can be given that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

Regulatory Matters

      The Company's products, which are imported to the United States, are subject to United States customs duties, and, in the ordinary course of its business, the Company may from time to time be subject to claims by the United States Customs Services for duties and other charges. The United States and foreign governments may from time to time impose new duties, tariffs or other restrictions, or adversely adjust prevailing duty or tariff levels, which could adversely affect the Company's operations and its ability to import products at specified levels. In general, the Company cannot predict the likelihood or frequency of any such events occurring or what effect such events could have on its financial condition and results of operations.

      The Company's sunglasses are certified to the United States Food and Drug Administration ("FDA") impact standards. The FDA requires that sunglasses sold in the United States must pass what is commonly referred to as the "drop ball test." Pursuant to this test, a ball is dropped down a tube approximately four feet long and allowed to hit the lens. A percentage of a statistical sampling of lenses must not break or shatter. For the Company to take shipment of its products from overseas, the Company must first deliver to the United States Customs Service a certificate indicating that a statistical sampling of the lenses being shipped to the Company meet FDA requirements. The Company believes that all of its products comply with existing FDA requirements. To date, the Company has not experienced any difficulties with regulatory compliance. The FDA is currently considering proposing new sunglass regulations.

Employees

      As of March 31, 1997, the Company employed 63 individuals on a full-time basis, 38 of whom were employed in executive and administrative positions and the remainder of whom were warehouse employees. The number of warehouse employees increases during various time periods in the course of a year due to the buying patterns of the Company's customers. The Company has regularly experienced a readily available labor pool to satisfy its increased labor demands. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

Item 2. Description of Property.

      The Company's corporate offices, distribution and warehouse facilities occupy approximately 15,500 square feet of space in Sarasota, Florida. Inventory is warehoused in this facility and maintained on a computerized perpetual basis. These facilities are leased by the Company pursuant to a lease agreement expiring in March of 1998, with an option in the Company's favor to renew for an additional two years. Rent payments total approximately $6,700 per month. The lease provides for various escalations including based on cost of living and real estate taxes. As the Company intends to warehouse its Serengeti products as well at its Sarasota facility, the Company will require additional space. The Company believes that additional space at the facility is readily available. The Company also leases satellite sales offices in various locations.

Item 3. Legal Proceedings.

      On March 19, 1997, Argent Securities, Inc. ("Argent), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares (as defined in Item 5 below), and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends vigorously to defend the action and is presently considering counterclaims. There are no other legal proceedings pending to which the Company or any of its property is subject, and to the knowledge of the Company, there are no such proceedings threatened.

      The Company maintains product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate and $4 million of excess liability coverage. The adequacy of the Company's insurance coverage and reserves to cover known and unknown claims is evaluated at the end of each fiscal year. The Company believes that its current insurance coverage is adequate.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

Item 5. Market for Common Equity and Related Stockholder Matters.

      The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol SOLR. The following table sets forth for the periods indicated the range of the high and low sales prices of such Common Stock, as reported by Nasdaq.

                                                                      High  Low
                                                                      ----  ---
     Separation Date (September 29, 1995) through September 30, 1995  5.38  4.38
     Quarter Ended December 31, 1995                                  4.63  3.19
           Quarter Ended March 31, 1996                               5.75  3.06
     Quarter Ended June 30, 1996                                      8.13  4.25
     Quarter Ended September 30, 1996                                 7.13  5.25
     Quarter Ended December 31, 1996                                  8.75  6.00

      At March 31, 1997, there were approximately 19 shareholders of record of the Company's Common Stock. Such number does not include beneficial owners holding shares through nominee names.

Recent Sales of Unregistered Securities

      On October 4, 1996, the Company issued 7,500 shares of the Company's Series A 6.5% Convertible Preferred Stock, $.001 par value (the "Series A Shares"), to RBB Bank Aktiengesellschaft ("RBB"), a banking institution whose principal offices are located in Austria, in a private offshore offering pursuant to Regulation S under the Securities Act of 1933, as amended. RBB purchased the Series A Shares for a purchase price equal to their aggregate stated value of $7.5 million. Concurrently with the closing of the Acquisition, RBB purchased, pursuant to said Regulation S, 7,500 shares of the Company's Series B 6% Convertible Preferred Stock, $.001 par value (the "Series B Shares"), and 7,500 shares of the Company's Series C 6% Convertible Preferred Stock, $.001 par value (the "Series C Shares"; together with the Series A Shares and the Series B Shares, the "Preferred Shares"), for a purchase price equal to their aggregate stated value of $15.0 million. The proceeds to the Company from the sale of the Preferred Shares was an aggregate amount of approximately $20.9 million (net of approximately $1.6 million paid in respect of commissions and expenses related to such sale).

      Concurrently with the issuance of the Series A Shares, the Company also issued to RBB a Series A Warrant of the Company (the "Series A Warrant") to purchase up to 150,000 shares of Common Stock at an exercise price of $5.5625 per share. The Series A Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002. In addition, concurrently with the issuance of the Series B Shares and Series C Shares, the Company issued to RBB a Series B Warrant of the Company (the "Series B Warrant") and a Series C Warrant of the Company (the "Series C Warrant"), each of which entitles RBB to purchase up to 300,000 shares of the Company's Common Stock, $.001 par value ("Common Stock"), at a per share exercise price of (i) $7.50 with respect to the Series B Warrant and (ii) $10.00 with respect to the Series C Warrant. Each of the Series B Warrant and the Series C Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002.

      The Company has also issued, as part of the commission payable to a third party in connection with the sale of the Series A Shares, a Series D Warrant of the Company (the "Series D Warrant"; together with the Series A Warrant, the Series B Warrant and the Series C Warrant, the "Warrants") to purchase up to an aggregate of 200,000 shares of Common Stock at an exercise price of $5.50 per share. The Series D Warrant is exercisable at any time prior to September 30, 2001.

      In accordance with the corporate governance rules of the National Association of Securities Dealers, Inc. relating to issuers listed on the Nasdaq National Market, such as the Company, the Company obtained shareholder approval for the issuance of (i) shares of Common Stock issuable upon conversion of the Series A Shares and upon exercise of the Series A Warrant and the Series D Warrant, (ii) the Series B Shares and the Series C Shares, and (iii) the Series B Warrant and the Series C Warrant.

      Each of the Series A Shares may be converted by the holder thereof into shares of Common Stock at any time. Each Series A Share is convertible into such number shares of Common Stock as is determined by dividing its stated value of $1,000 by a conversion rate equal to the lower of (i) $5.50 and (ii) 80% of the average Market Price for the 10 consecutive trading days ending three days prior to the giving by the holder of such Series A Shares of a notice of conversion.

      Each of the Series B Shares may be converted by the holder thereof into shares of Common Stock at any time. Each Series B Share is convertible into such number of shares of Common Stock as is determined by dividing the stated value of $1,000 by a conversion rate equal to the lower of (i) $6.75 and (ii) 80% of the average Market Price for the 10 consecutive trading days ending three days prior to the giving by the holder of such Series B Shares of a notice of conversion.

      Each of the series C Shares may be converted by the holder thereof into shares of Common Stock at any time after July 1, 1997. Each Series C Share is convertible into such number of shares of Common Stock as is determined by dividing the stated value of $1,000 by a conversion rate equal to the lower of
(i) $8.25 and (ii) 80% of the average Market Price for the 10 consecutive trading days ending three days prior to the giving by the holder of such Series C Shares of a notice of conversion.

      For purposes of the conversion rates for the Preferred Shares, "Market Price" has the following meaning. As long as the Common Stock is listed on the Nasdaq National Market, "Market Price" will be equal to the closing high bid price of the Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). If the Common Stock is no longer listed on the Nasdaq National Market, "Market Price" will be equal to the closing bid price of the Common Stock, as reported by NASDAQ (assuming that the Common Stock is listed on the Nasdaq SmallCap Market or is included in the "pink sheets" or other inter-dealer quotation service or publication) or the closing price for the Common Stock (assuming that the Common Stock is listed on a national securities exchange). On March 27, 1997, the closing high bid price for the Common Stock was $3.00 per share.

      The terms of the Preferred Shares and Warrants include customary anti-dilution protections. At any time after September 20, 2000, the Company will have the right, in its sole and absolute discretion, to force the conversion into Common Stock of all outstanding Preferred Shares.

Dividend Policy

      The Company has never paid cash or other dividends and does not expect to pay any cash or other dividends in the foreseeable future with respect to its Common Stock. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. The New Credit Facility (as hereinafter defined) will restrict the Company's ability to pay dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

General

      Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. Since 1978, the Company has focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchants designed to enhance its sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at popular prices. This product was the predominant line of the Company from 1994 until the Company acquired Serengeti in February 1997, and has contributed significantly to the sales growth of the Company. The Company expects its Solar*X line of sunglasses to remain its predominant line in the non-premium segment of its business.

      In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line, a premium sunglass line. The Company sought to emphasize sales of H2Optix and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix brand name recognition and broaden the distribution network for the H2Optix product line. In 1996, the Company experienced $1.2 million in H2Optix sales, representing approximately 9% of the Company's total sales.

      On February 13, 1997, the Company acquired the Serengeti assets. Corning's Serengeti Eyewear division entered the premium sunglass market in 1985 with the introduction of Drivers sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. The Serengeti Drivers line of sunglasses, which accounted for approximately 91% of plano sales of the Serengeti Eyewear division in 1996, is principally responsible for this image. The Company intends to increase Serengeti's market share by introducing new Serengeti signature styles that exploit the Serengeti brand image. In addition, the Company intends to benefit its H2Optix line by including it within the Serengeti line, thereby tapping into Serengeti's well-established distribution networks. The Company intends to continue the marketing of its non-premium sunglasses to the mass merchandise market. See "Business."

      Historically, the Serengeti line has suffered delays in new product launches, resulting in depressed orders for those products. In response, Corning's Serengeti Eyewear division focused on timing the product development cycle to ensure that new products are introduced in October, which is the optimal time for selling to the largest Serengeti customers for the spring and summer seasons.

S Corporation Status and Pro Forma Adjustments

      From its inception until the closing of its initial public offering in August 1995 (the "Termination Date"), the Company had been treated for federal and certain state tax purposes as an S Corporation under the Internal Revenue Code of 1986, as amended, and comparable state tax laws As a result, the Company's earnings through the day preceding the Termination Date have been taxed, with certain exceptions, for federal and certain state income tax purposes directly to the Company's shareholders. After the closing of the offering, the Company made S Corporation distributions to its pre-Termination Date shareholders in the amount of $219,075. Such amount was determined on the basis of the Company's taxable income as reported on its federal income tax returns for the period from January 1, 1994 through the day before the Termination Date. See Note 10 to Notes to Consolidated Financial Statements. Since the Termination Date, the Company is no longer treated as an S Corporation and, accordingly, is fully taxable pursuant to federal and state income tax laws. The following discussion gives pro forma retroactive effect to the termination of the Company's S Corporation status as if the Company had been taxed as a C Corporation throughout the relevant periods discussed.

Results of Operations

Comparison of Years Ended December 31, 1995 and 1996

      Net sales increased 30%, from approximately $10.5 million in 1995 to approximately $13.6 million in 1996, primarily as a result of increased sales of H2Optix and increased sales of the Company's non-premium products to a wide range of new customers. The Company in 1996 broadened the distribution network for its non-premium products and, as a result, in 1996, Wal-Mart accounted for approximately 53% of the Company's total sales, compared to approximately 92% in 1995.

      Gross profit increased as a percentage of sales, from 33% in 1995 to 36% in 1996, primarily as a result of product mix. 1995 and 1996 included approximately $2.0 million and approximately $1.0 million, respectively, in direct sales made in Hong Kong. The Company's selling prices for direct sales to Hong Kong are lower, as the customer receives the products without the necessity of processing in the Company's warehouse.

      Selling expenses increased by approximately $1.1 million, or 110%, from approximately $1.0 million in 1995 to approximately $2.1 million in 1996. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the H2Optix product line during 1996.

      General and administrative expenses increased 43%, from approximately $1.2 million in 1995 to approximately $1.7 million in 1996 primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the H2Optix line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the Acquisition.

Pro Forma Financial Data

      The following unaudited pro forma financial data reflects the combination of the Company's and Corning's Serengeti Eyewear division statement of operations for the year ended December 31, 1996 and gives effect to the Acquisition (including related borrowings) as if it had been effected on January 1, 1996. The pro forma financial data does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.

                               Year Ended
                           December 31, 1996
                               Pro Forma
                             (in thousands)

Net sales                     $ 46,238
Cost of sales                   26,177
                              --------
Gross profit                    20,061
Operating expenses:
  Selling, general and
  administrative expenses(1)    17,486
                              --------
Income from operations           2,575
Other expense (income):
  Other income                    (189)
  Interest expense(2)            1,343
                              --------
Income before income taxes       1,421
Provision for income               554
                              --------
taxes(3)                      $    867
                              ========
Net income

----------
(1) Includes a reduction of $1,322,000 in Corning administrative and research costs allocated to the Serengeti division and $1,688,000 to adjust for the amortization of the purchased goodwill over a 20-year period, patents, patent rights and trademarks over a 5-year period and loan acquisition costs over a 5-year period.

(2)   Includes $950,000 to record interest expense on borrowings.

(3) Reflects a reduction of $434,000 to record the aggregate tax effects of the combined entity.

Liquidity and Capital Resources

      Prior to the Acquisition, the Company financed its operations primarily through the proceeds of an initial public offering completed in August 1995, its cash flow and a revolving line of credit in the amount of $1,500,000 from Sun Bank/Gulf Coast (the "Old Credit Facility"). As of December 31, 1996, the Company has borrowed the maximum amount available under the Old Credit Facility. Concurrently with the closing of the Acquisition, the Company entered into a Revolving Line of Credit and Term Loan

Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein pursuant to which the Company refinanced the Old Credit Facility with a new senior credit facility (the "New Credit Facility") which provides the Company with the ability to borrow up to $17.5 million in the form of (i) a three year revolving credit facility in the amount of $7.5 million (the "Revolver Facility") and (ii) a five year amortizing term loan facility in the amount of $10.0 million (the "Term Facility").

      The Company borrowed the entire $10.0 million of availability under the Term Facility to finance a portion of the Acquisition purchase price, to repay in full the outstanding principal indebtedness and accrued interest (approximately $1.5 million) under the Old Credit Facility and to pay related fees and expenses. The Company financed the remaining portion of the Acquisition purchase price with the net proceeds of the sale of the Preferred Shares.

      The Revolver Facility has a $2 million sublimit for the issuance of stand-by letters of credit. Pursuant to the Revolver Facility, the Company is able to borrow up to 85% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory. Undrawn amounts under the Revolver Facility are available for the working capital and general corporate needs of the Company.

      Interest under the New Credit Facility is payable at the LIBOR rate or the "Base Rate." In addition to applicable margins, the Company pays a floating percentage tied to the Company's ratio of funded debt to "EBITDA"; ranging, in the case of LIBOR rate loans, from 1.50% based upon a ratio of 1.5:1 or less to 2.75% based upon a ratio of greater than 3:1; and ranging, in the case of Base Rate loans, from .50% based upon a ratio of 2.25:1 or less to 1.25% based upon a ratio of greater than 3:1. Pursuant to the New Credit Facility, the Company is required to enter into exchange agreements and/or other appropriate interest rate hedging transactions for the purpose of interest rate protection covering at lest 75% of the borrowings under the Term Facility through February 13, 2000.

      The New Credit Facility requires the Company to maintain certain financial ratios. Pursuant to the New Credit Facility, the Company is required to apply 75% of its "Excess Cash Flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course and the net proceeds of equity issuances and permitted debt issuances to prepay outstanding amounts under the Term Facility. The New Credit Facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The New Credit Facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries.

      The Company's liquidity improved from working capital of approximately $4.4 million at December 31, 1995 to working capital of approximately $9.7 million at December 31, 1996. This resulted primarily from increases of approximately $2.1 million in receivables resulting from the Company's increased sales volume in 1996, approximately $3.6 million of the net proceeds of the Series A Preferred placed in short term investments, and approximately $1.2 million in inventory related to additional anticipated increases in future sales volume, combined with an increase of approximately $2.0 million in accounts payable related principally to the increased inventory levels.

      The Company incurred approximately $376,000 in capital expenditures during 1996 primarily relating to the expansion of its facility and the acquisition of furniture, fixtures and transportation equipment. The Company anticipates that it will incur additional capital expenditures of approximately $200,000 related to the expansion of its warehouse facility as a result of the Acquisition.

      The Company anticipates, based on its currently proposed plans, that the net cash available from operations combined with the New Credit Facility will be sufficient to satisfy its anticipated cash requirements for the 1997 fiscal year.

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

Seasonality

      The Company anticipates that the seasonality of its premium sunglass business generally will follow the selling activity of its largest customer, SunGlass Hut. Historically, the strongest quarter in terms of Serengeti sales is the second quarter, followed by the first, fourth and third quarters.

      The seasonality of the Company's non-premium sunglass business generally follows the selling activity of its largest customer for such products, Wal-Mart. Historically, the Company's strongest quarter in terms of sales is the fourth quarter, followed by the first, second and third quarters.

Item 7.  Financial Statements.

                  Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----

Independent Auditor's Reports                                              22
Consolidated Balance Sheet as of December 31, 1996                         24
Consolidated Statements of Operations for the Years Ended December
  31, 1995 and 1996                                                        26
Consolidated Statement of Stockholders' Equity for the Two Years
  Ended December 31, 1996                                                  27
Consolidated Statements of Cash Flows for the Years Ended December
  31, 1995 and 1996                                                        28
Notes to Consolidated Financial Statements                                 30

                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Serengeti Eyewear, Inc.
(Formerly Solar-Mates, Inc.)

We have audited the consolidated balance sheet of Serengeti Eyewear, Inc. as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serengeti Eyewear, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Winter, Scheifley & Associates, P.C.
                                                  Certified Public Accountants

Englewood, Colorado
February 26, 1996

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Serengeti Eyewear, Inc.
(Formerly Solar-Mates, Inc.)

We have audited the consolidated balance sheet of Serengeti Eyewear, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Serengeti Eyewear, Inc. as of December 31, 1995 were audited by other auditors whose report dated February 26, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serengeti Eyewear, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Bartnick, P.A.
                                          Certified Public Accountants

Boca Raton, Florida
February 14, 1997
(Except for Note 14 as to
 which the date is April 9, 1997)

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                          Consolidated Balance Sheet
                              December 31, 1996

                                    ASSETS

Current Assets:

     Cash                                                            $   632,727
     Trading securities (Note 2)                                       4,976,625
     Accounts receivable - less allowance
      for doubtful accounts and discounts
       of $123,516 (Notes 5, 9 and 13)                                 6,034,592
     Other receivables                                                   100,192
     Inventories (Notes 5 and 13)                                      4,008,381
     Prepaid expenses (Note 3)                                           718,808
                                                                     -----------
      Total current assets                                            16,471,325

Fixed assets - net of accumulated
     depreciation  (Note 4)                                              578,532

Other assets:
     Investment in acquisition (Notes 8 and 13)                        1,500,000
     Deferred acquisition costs (Note 13)                                591,031
     Prepaid expenses - non-current (Note 3)                              83,554
     Accounts receivable - stockholders                                   45,215
     Patents and trademarks - net                                         69,059
     Other assets                                                         15,871
                                                                     -----------

Total Assets                                                         $19,354,587
                                                                     ===========

See accompanying notes to financial statements.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                          Consolidated Balance Sheet
                              December 31, 1996
                                 (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Note payable - bank (Note 5)                                      $ 1,500,000
   Note payable - stockholder (Note 6)                                   173,921
   Current portion of long-term debt (Note 7)                             38,403
   Accounts payable - stockholders and
    related parties (Note 6)                                              79,856
   Income taxes payable (Note 10)                                        232,930
   Accounts payable                                                    4,115,309
   Accrued expenses                                                      680,177
                                                                     -----------
     Total current liabilities                                         6,820,596
                                                                     -----------
Long-term debt (Note 7)                                                  105,886
                                                                     -----------

Commitments and contingencies (Note 9)

Stockholders' equity (Note 8)
Preferred stock, $.001 par value, 1,000,000
 shares authorized 7,500 shares issued
 and outstanding                                                       6,975,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                                                    2,384
Additional paid in capital                                             4,279,276
Retained earnings                                                      1,171,445
                                                                     -----------
       Total stockholders' equity                                     12,428,105
                                                                     -----------
Total Liabilities and Stockholders' Equity                           $19,354,587
                                                                     ===========

See accompanying notes to financial statements.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                    Consolidated Statements of Operations
                For The Years Ended December 31, 1995 and 1996

                                                    1995              1996
                                                ------------       ------------

Net sales                                       $ 10,472,656       $ 13,584,255

Cost of goods sold                                 7,053,970          8,704,447
                                                ------------       ------------

Gross profit                                       3,418,686          4,879,808
                                                ------------       ------------

Operating expenses:

  Selling expenses                                 1,011,266          2,125,757
  General and administrative,
    expenses                                       1,218,588          1,749,394
                                                ------------       ------------

Total operating expenses                           2,229,854          3,875,151
                                                ------------       ------------

Income from operations                             1,188,832          1,004,657
                                                ------------       ------------

Other expenses (income):
   Other income                                      (71,082)          (189,632)
   Interest                                          302,587            393,112
                                                ------------       ------------
                                                     231,505            203,480
                                                ------------       ------------

Income before income taxes                           957,327            801,177

Provision for income taxes
 Current (Note 10)                                  (342,000)          (232,930)
                                                ------------       ------------

Net income                                      $    615,327       $    568,247
                                                ============       ============

Per share information:
  Net income per share:
    Primary                                     $        .37       $        .21
                                                ============       ============
    Fully diluted                               $        .37       $        .18
                                                ============       ============

See accompanying notes to financial statements.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                Consolidated Statement of Stockholders' Equity
                  For the Two Years Ended December 31, 1996

                                  Common Stock             Preferred Stock          Paid in       Retained
                                Shares      Amount       Shares       Amount        Capital       Earnings
                            ------------------------  -------------------------   -------------------------

Balance January 1, 1995       1,280,000  $     1,280         --     $      --     $ 1,695,375   $(1,074,140)

Common shares issued for
 cash pursuant to a
 public offering              1,104,000        1,104         --            --       5,518,896          --
Costs associated with
 public offering                   --           --           --            --      (1,654,869)         --
Sale of warrants                   --           --           --            --             960          --
S-Corporation distribution         --           --           --            --        (219,075)         --
Reclassification of
 S-corporation losses              --           --           --            --      (1,062,011)    1,062,011
Net income for the year            --           --           --            --            --         615,327
                            -----------  -----------  -----------   -----------   -----------   -----------

Balance December 31, 1995     2,384,000        2,384         --            --       4,279,276       603,198

Preferred shares issued
 For cash pursuant to a
 Regulation S offering             --           --          7,500     7,500,000          --            --
Costs associated with
 Regulation S offering             --           --           --        (525,000)         --            --
Net income for the year            --           --           --            --            --         568,247
                            -----------  -----------  -----------   -----------   -----------   -----------

Balance December 31, 1996     2,384,000  $     2,384        7,500   $ 6,975,000   $ 4,279,276   $ 1,171,445
                            ===========  ===========  ===========   ===========   ===========   ===========

See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                          (Formerly Solar-Mates, Inc.)
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1995 and 1996

                                                    1995               1996
                                                ------------       ------------
Cash flows from operating activities:
Net income                                      $    615,327       $    568,247
                                                ------------       ------------
Adjustments to reconcile net income
 to net cash (used in) operating
 activities:
    Depreciation and amortization                     79,712            126,285
 Changes in assets and liabilities:
  (Increase) in accounts receivable               (2,049,428)        (2,074,115)
  (Increase) in inventory                           (827,682)        (1,222,268)
  (Increase) in trading securities                (1,062,147)        (3,629,600)
  (Increase) in prepaid expenses                    (517,929)           (29,046)
  Decrease (increase) in other assets                  7,121             (3,616)
  Increase in accounts payable                        68,793          1,978,040
  Increase in accrued expenses                        14,369            233,110
  Increase (decrease) in accrued income taxes        342,000           (109,070)
                                                ------------       ------------
      Total adjustments                           (3,945,191)        (4,730,280)
                                                ------------       ------------
      Net cash (used in) operating
      activities                                  (3,329,864)        (4,162,033)
                                                ------------       ------------

Cash flows from investing activities:
  Investment in acquisition                             --           (1,500,000)
  Purchase of marketable securities                 (284,878)              --
  Decrease in certificate of deposit                 500,000               --
  Acquisitions of patents and trademarks             (22,556)           (12,462)
  Purchase of fixed assets                          (133,156)          (262,501)
                                                ------------       ------------
        Net cash provided by (used in)
        investing activities                          59,410         (1,774,963)
                                                ------------       ------------

Cash flows from financing activities:
  Offering/acquisition costs                         124,818           (591,031)
  Net proceeds from stock sales                    3,866,091          6,975,000
  S corporation distribution                        (122,500)           (96,575)
  Gross proceeds from notes payable - banks          500,676               --
  Principal payments on notes payable - banks         (7,114)              --
  Principal payments on notes payable - other       (225,000)           (17,862)
  Principal payments on notes payable and
    accounts payable related parties                (405,562)          (179,065)
                                                ------------       ------------
      Net cash provided by financing
      activities                                   3,731,409          6,090,467
                                                ------------       ------------

Net increase in cash                                 460,955            153,471
Beginning - cash balance                              18,301            479,256
                                                ------------       ------------

Ending - cash balance                           $    479,256       $    632,727
                                                ============       ============

See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                          (Formerly Solar-Mates, Inc.)
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 1995 and 1996
                                   (Continued)

Supplemental cash flow information:

    Cash paid for :   Interest                  $ 282,010        $ 388,578
                      Income taxes              $    -           $ 238,972


Non-cash investing and financing activities:

Acquisition of fixed assets with note           $  55,996        $ 113,269
Accrual of S corporation distribution           $  96,575        $    -
Commission paid with warrants                   $    -           $ 462,000


See accompanying notes to financial statements.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Note 1 - Accounting policies

Organization

Serengeti Eyewear, Inc. (Formerly Solar-Mates, Inc. See Note 13) is a distributor of sunglasses incorporated under the laws of the State of New York. The Company maintains its office and warehouse operations in Sarasota, Florida. Suppliers for the Company are primarily located in Asia. The Company's customers operate retail stores located principally throughout the United States. A major customer (Wal-Mart Stores, Inc.) accounts for approximately 92% and 53% of the Company's sales during 1995 and 1996 (See Note 9).

Consolidation policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories, consisting principally of finished goods, are valued at the lower of cost or market on a first in - first out basis.

Fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated under the straight line method, which depreciation is calculated in accordance with generally accepted accounting principles over the expected useful lives of the assets of five to seven years.

Cash

For purposes of the statement of cash flows the Company considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents. At December 31, 1996 the Company maintained $511,015 on deposit at one bank which exceeded the $100,000 deposit insurance limit by $411,015 and also maintained investments at this bank in the amount of $4,976,625.

Revenue recognition

The Company generally recognizes revenue upon shipment of goods to its customers.

Patents and trademarks

Patents and trademarks are amortized using the straight line method over a period of ten years and are stated net of accumulated amortization of $13,209 and $20,882 at December 31, 1995 and 1996.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Advertising costs

Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $123,140 and $658,461 in 1995 and 1996.

Stock based compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock Based Compensation beginning in 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock issued to Employees, and has provided in Note 15 proforma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Fair value of financial instruments

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities.

Recent pronouncement

In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Note 2 - Marketable securities

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value as a current asset with the change in fair value during the period included in earnings. At December 31, 1996 the Company held an uninsured investment in commercial paper with a cost and fair market value of $4,976,625. The Company had no sales proceeds from trading securities during the years ended December 31, 1995 and 1996.

Note 3 - Prepaid expenses

Sunglass displays:

It is the Company's policy to amortize displays shipped to customers over the two year period of the distribution program. At December 31, 1996 unamortized costs related to these displays was $624,749 of which $541,195 is classified as a current asset. Amortization charged to cost of sales was $169,319 and $396,456 during 1995 and 1996.

Other prepaid expenses were $177,613 at December 31, 1996.

Note 4 - Fixed assets

Fixed assets consist of the following at December 31, 1996:

       Furniture and equipment              $ 406,483
       Leasehold improvements                 201,842
       Transportation equipment               284,135
                                            ---------
                                              892,460
       Less: accumulated depreciation         313,928
                                            ---------
                                            $ 578,532
                                            =========

Depreciation expense was $72,740 and $118,612 for the years ended December 31, 1995 and 1996.

Note 5 - Note payable - bank

During October, 1994 the Company arranged a line of credit with a bank whereby the Company was able to borrow up to $1,000,000. During October, 1995 the Company replaced this line of credit with a $1,500,000 line with the same bank. The line was renewed again in September 1996 with a due date of September 1997. The line is secured by substantially all of the Company's assets. The Company is entitled to advances of up to 70% of its accounts receivable less than 61 days old and 25% of its inventory cost. The line has an interest rate of prime plus 1.5% (9.75% at December 31, 1996). The balance of $1,500,000 at December 31, 1996 was repaid on February 13, 1997 (see Note 13).

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Note 6 - Notes and accounts payable - related parties

The Company at January 1, 1994, had an unsecured 9% interest-bearing note payable to a stockholder due on April 30, 1995, in the amount of $880,522. During December, 1994 $510,000 of this note was converted to equity with the balance of $370,522 converted into a term note with interest at 9% per annum payable interest only of $2,779 per month for 12 months and principal and interest of $16,927 for 24 months thereafter. The balance of $173,921 at December 31, 1996 is due and payable during 1997.

The Company borrowed $285,000 from a shareholder during November, 1993, for working capital purposes. During 1994 $157,180 was repaid, during 1995 $30,499 was repaid and during 1996 $17,465 was repaid. This advance, aggregating $79,856 is due on demand and is included in Accounts payable - stockholders and related parties at December 31, 1996.

During December, 1994, the Company borrowed $343,952 from a shareholder for working capital. This advance was repaid in full with interest of $20,414 on February 3, 1995.

Approximate interest expense related to loans from related parties aggregated $54,000 and $29,000 in 1995 and 1996.

Note 7 - Long-term debt

Long-term debt consists of the following at December 31, 1996:

Note payable due in monthly installments of $1,373 including interest at 8.3% per annum, due in May, 1999 (secured by transportation
 equipment)                                                             $ 35,975

Note payable due in monthly installments of $1,168 including interest at 7.2% per annum, due in Nov., 2000 (secured by transportation
 equipment)                                                               47,690

Note payable due in monthly installments of $479 including interest at
 4.9% per annum, due in Aug., 2000 (secured by transportation
 equipment)                                                               19,268

Note payable due in monthly installments of $510 including interest at
 9.3% per annum, due in June, 2001 (secured by transportation
 equipment)                                                               22,445

Note payable due in monthly installments of $488 including interest at
 9.0% per annum, due in Oct., 2000 (secured by transportation
 equipment)                                                               18,911
                                                                        --------
                                                                         144,289
Less current portion                                                      38,403
                                                                        --------
                                                                        $105,886
                                                                        ========
Maturity of long-term debt is as follows:

1997: $38,403 1998:$41,490 1999:$35,013 2000:$26,405 2001:$2,978

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Note 8 - Stockholders' equity

During December, 1994 the Company adopted a stock option plan to be administered by the Board of Directors. The plan provides for the granting of options for specified individuals to purchase common stock at an exercise price to be determined by the Board of Directors. No option may be granted after January, 2005 and no option may be granted for a period of greater than 10 years. The total number of shares with respect to which options may be granted under the plan is 1,500,000. The following is a summary of transactions:
                                                                  Weighted
                                             Shares Under Option  Average
                                             -------------------  Exercise
                                               1995        1996   Price
                                              ------     -------  --------

  Outstanding, beginning of year                -         10,000    $ 4.19
  Granted/vested during the year              10,000     691,262    $ 7.93
  Cancelled during the year                     -           -
  Exercised during the year                     -           -
                                              ------     -------

  Outstanding, end of year (prices
  from $4.19 to $9.15 per share)              10,000     701,262    $ 7.88
                                              ======     =======

  Exercisable, end of year (prices
  from $4.19 to $9.15 per share)              10,000     701,262    $ 7.88
                                              ======     =======

An additional 223,738 options have been granted to employees and affiliates which are not vested or exercisable as of December 31, 1996.

During August, 1995 the Company completed a public offering of units. Pursuant to the offering the Company issued 1,174,000 units consisting of 1,104,000 shares of its $.001 par value common stock and 1,174,000 redeemable common stock purchase warrants for cash aggregating $3,865,131 net of offering expenses of $1,654,869. Included in the offering were 70,000 common shares sold by a shareholder. Each warrant entitles the holder to purchase one share of the Company's $.001 par value common stock at a price of $6.50 per share for a period of four years from September 29, 1996. These warrants may be redeemed by the Company at any time after August 12, 1996 at a price of $.10 per warrant if the average bid price for the Company's common stock exceeds $8.75 per share for the 20 consecutive trading days ending on the third day prior to the date of the notice of redemption.

In addition the Company sold an option to purchase an aggregate of 96,000 units, with each unit consisting of one share of common stock and one warrant, for cash aggregating $960 to the underwriter. The options are exercisable for a period of 4 years from August 11, 1996 at an exercise price of $7.50 per unit. The terms of the warrants are the same as those issued pursuant to the public offering except that they are not redeemable by the Company.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note 13 RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At December 31, 1996 dividends aggregating 118 shares of preferred stock were due and payable to RBB.

Concurrently with the issuance of the Series A preferred shares, the Company also issued RBB a Series A warrant to purchase up to 150,000 shares of the Company's $.001 par value common stock at an exercise price of $5.5625 per share at any time commencing January 1, 1999 through December 31, 2002. In addition, concurrently with the issuance of the Series B and C preferred shares, the Company issued to RBB a Series B and a Series C warrant each of which entitles RBB to purchase up to an aggregate of 300,000 shares of the Company's $.001 par value common stock at a per share exercise price of $7.50 with respect to the Series B warrant and $10 with respect to the Series C warrant at any time commencing January 1, 1999 through December 31, 2002. The Company also issued as part of the commission in connection with the Series A preferred shares a Series D warrant to purchase up to an aggregate of 200,000 shares of $.001 par value common stock at an exercise price of $5.50 per share through September 30, 2001. The Company valued these warrants at $462,000 which represents the difference between the exercise price of the warrants and the bid price of the common stock on the date of issue.

Each of the Series A Preferred Shares may be converted into shares of common stock at any time. Each Series A share is convertible into such number of common shares as is determined by dividing its stated value of $1,000 by a conversion rate equal to the lower of (a) $5.50 or (b) 80% of the average market price for the common stock for the ten trading days ending three days prior to the giving by the holder of a notice of conversion.

Each of the Series B Preferred Shares may be converted into shares of common stock at any time. Each Series B share is convertible into such number of common shares as is determined by dividing its stated value of $1,000 by a conversion rate equal to the lower of (a) $6.75 or (b) 80% of the average market price for the common stock for the ten trading days ending three days prior to the giving by the holder of a notice of conversion.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Each of the Series C Preferred Shares may be converted into shares of common stock at any time after July 1, 1997. Each Series C share is convertible into such number of common shares as is determined by dividing its stated value of $1,000 by a conversion rate equal to the lower of (a) $8.25 or (b) 80% of the average market price for the common stock for the ten trading days ending three days prior to the giving by the holder of a notice of conversion.

At any time after September 30, 2000 the Company will have the right to force conversion of the preferred shares into common stock.

Note 9 - Commitments and contingencies

Operating Leases

The Company leases its warehouse and office facilities pursuant to a lease expiring March 1998, with an option to renew for an additional two years. This lease provides for various escalations based on cost of living, real estate taxes, etc. In addition, the Company leases certain transportation equipment pursuant to leases classified as operating leases. Total monthly lease payments aggregate approximately $12,900.

Rent expense was $88,922 and $108,775 for 1995 and 1996.

Future minimum rentals are as follows:

  1997: $147,436 1998: $32,241  1999  $3,495

Concentration of credit risk/major customer

During the years ended December 31, 1995 and 1996, the Company made net sales to the Customer described in Note 1 of approximately $9,607,000 and $7,206,000 or 92% and 53% of its total sales. In addition, during 1996 the Company made net sales to a Canadian distributor aggregating $2,810,000 or 21% of total sales.

Approximately $1,992,000 (33%) and $2,322,825 (38%) of the gross accounts receivable are due from the significant customer described in Note 1 and the Canadian distributor, respectively, at December 31, 1996 and are unsecured.

Employment agreements

The Company entered into three year employment agreements with its president and a vice president effective on August 11, 1995. The president's agreement provides for an annual salary of $150,000 and the vice president's agreement provides for a salary of $125,000. The agreements provide for annual increases of 4% and certain incentive compensation as declared by the Board of Directors. The Board did not effect this incentive compensation for 1995 or 1996.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

The agreements may be terminated as of the end of the first and second years by giving 90 days notice to the other party. The employment agreements also contain non-compete covenants which expire one year after termination of employment.

Note 10 - Income taxes

Prior to the completion of its public offering the Company had elected to be treated as an "S" Corporation under the provisions of the Internal Revenue Code and state statutes. Under these provisions no income taxes are incurred on a corporate level. Instead, shareholders of the Company include their pro-rata share of income or loss on their individual income tax returns.

During August, 1995 the Company completed a public offering of its common stock and the "S" Corporation status was thereby terminated and the Company became subject to corporate income taxes. Effective September 1, 1995 the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Of the income for the year ended December 31, 1995 $12,129 was allocated to the shareholders and $945,198 was subject to corporate income taxes. The accumulated deficit through the termination of the "S" election of $1,062,011 has been reclassified to paid in capital.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.

                                                1995        1996
                                                ----        ----
   Tax at federal statutory rate                 34 %        34 %
   Foreign tax benefit                           (6)%        (8)%
   Other                                          3 %         -
   State income tax net of federal
    tax benefit                                   5 %         3 %
                                           ----------  ----------
                                                 36 %        29 %
                                           ==========  ==========

Income taxes consisted of $294,300 of domestic and $47,700 of foreign income taxes in 1995 and $188,595 of domestic and $44,335 of foreign income taxes in 1996.

After the closing of its public offering the Company had agreed to make a distribution to its existing shareholders in an amount not to exceed $300,000. The total amount of the distribution was $219,075.

                             Serengeti Eyewear, Inc.
                          (Formerly Solar-Mates, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 1996

Note 11 - Foreign operations

During 1995 and 1996 the Company operated in 2 geographic areas: The United States and Hong Kong. Following is a summary of information by area:

                                                    1995               1996
                                                ------------       ------------

Net sales to unaffiliated customers:
  United States                                 $  8,417,838       $ 12,634,908
  Hong Kong                                        2,054,818            949,347
                                                ------------       ------------
                                                $ 10,472,656       $ 13,584,255
                                                ============       ============

Income from operations:
  United States                                 $    918,280            734,899
  Hong Kong                                          270,552            269,758
                                                ------------       ------------
                                                   1,188,832          1,004,657
Other income                                          71,082            189,632
Other expenses                                      (302,587)          (393,112)
                                                ------------       ------------
Income before income taxes                      $    957,327       $    801,177
                                                ============       ============

Identifiable assets:
  United States                                 $  9,642,347       $ 18,762,738
  Hong Kong                                          247,146            591,849
                                                ------------       ------------
                                                $  9,889,493       $ 19,354,587
                                                ============       ============

Income before income taxes represents net sales, less operating expenses for each geographic area and other income and expenses of a general corporate nature. Identifiable assets are those that are identifiable with operations in each geographic area. All sales made by the foreign subsidiary were made to the significant customer described in note 1 in 1995 and approximately 87% of the sales made by the foreign subsidiary were made to the significant customer described in note 1 in 1996.

Note 12 - Earnings per share

Primary earnings per share amounts are computed based upon the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computations were 1,682,000 in 1995 and 2,770,143 in 1996. The fully diluted earnings per share amount in 1996 is based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock. The number of shares used in the computation was 3,111,052.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

Note 13 - Subsequent events

On February 13, 1997 the Company changed its name to Serengeti Eyewear, Inc. in conjunction with the acquisition of certain assets of the Serengeti Eyewear division of Corning Incorporated used in the design, manufacture and distribution of Serengeti brand sunglasses. The Company acquired the Serengeti assets for cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock (see Note 8) and the borrowings under the credit facility described below. At December 31, 1996 the Company carried a deposit of $1,500,000 on its books for the down payment and $591,031 of deferred acquisition costs related to this acquisition.

Concurrently with the closing of the above acquisition, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank. Under the agreement the Company has the ability to borrow up to $17.5 million in the form of (a) a three year revolving credit facility in the amount of $7.5 million and
(b) a five year amortizing term loan facility in the amount of $10 million.

The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay the $1.5 million of outstanding indebtedness under the line of credit described in Note 5. The Company is able to borrow up to 85% of eligible accounts receivable under 91 days old and 50% of eligible inventory under the revolving credit facility for working capital. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries. Pursuant to the credit facility interest is payable at the LIBOR rate or Base Rate plus applicable margins based upon the Company's earnings. In addition, the Company is subject to certain financial covenants.

During January and February, 1997 the Company entered into employment agreements with certain officers and sales personnel. These agreements call for aggregate salaries of $822,000 in 1997, $936,000 in 1998, $1,029,000 in 1999 and $69,000
in 2000 and auto allowances aggregating $36,000 per year. Also included in the contracts is certain bonus compensation and options to purchase up to 485,000 shares of common stock at prices ranging from $5.00 to $7.50 per share through August, 1999 based on sales and profit targets set by the Company.

Note 14 - Subsequent events

During April 1997, the option price of the 701,262 options described in Note 8 and the 485,000 options described above was reduced to $3.00 per share.

On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                              December 31, 1996

the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends vigorously to defend the action and is presently considering counterclaims.

Note 15 - Stock based compensation

The weighted average fair value at date of grant for options granted during 1996 was $7.90 per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

            Expected Life                        3 years
            Risk free interest rate                 5.25%
            Expected volatility                    22.00%
            Dividend yield                          0.00%

Stock based compensation costs would have increased 1996 pre-tax income by $11,911 and $7,861 after tax if the fair value based method prescribed by FAS 123 had been applied in measuring compensation expense.

The following is a summary of the status of fixed options outstanding at December 31, 1996:

                                       Weighted
                                       Average              Weighted
                                       Remaining            Average
    Exercise             Number of     Contractual          Exercise
    Price Range          Options       Life                 Price
    -------------        ---------     -----------          ---------
    $4.19 - $5.20          89232        2.7 years             $4.74
    $8.32 - $9.15         612030        2.8 years             $8.34

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On February 11, 1997, Winter, Scheifley & Associates, P.C. declined to stand for re-election as the Company's independent auditors, and on the same date the Company appointed Bartnick, P.A. as its new independent auditors commencing with the audit of the Company's consolidated financial statements for the year ended December 31, 1996. The Company's financial statements for the past two fiscal years and any interim period through February 11, 1997 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The decision to change auditors was approved by the Company's Board of Directors at a meeting duly held on February 6, 1997. There were no disagreements with such former auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the past two fiscal years or any interim period through February 11, 1997. The Company did not consult with its new independent auditors regarding any matters relating to periods prior to their engagement. The Company has received from its former auditors a letter addressed to the Securities and Exchange Commission stating their agreement with the foregoing statements by the Company.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Information called for by Item 9 is set forth under the headings "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), which is incorporated herein by this reference.

Item 10. Executive Compensation.

      Information called for by Item 10 is set forth under the heading "Executive Compensation" in the 1997 Proxy Statement, which is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information called for by Item 11 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Certain Relationships and Related Transactions.

      Information called for by Item 11 is set forth under the heading "Certain Transactions" in the 1997 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K.

            (a)  Exhibits.

Exhibit
Number    Exhibit Description
-------   -------------------

3(i).1    Restated Certificate of Incorporation of the Company*
3(i).2 Certificate of Amendment of the Certificate of Incorporation of the Company relating to the designation of the Preferred Shares
3(ii).1   Amended and Restated By-laws of the Company ("By-laws")*
3(ii).2   Amendment No. 1 to By-laws*
10.1      Agreement dated December 30, 1994 between the Company and Joseph
          Feldman*
10.2 Agreement dated January 17, 1994 between the Company and Michael J. Guccione, Inc.*
10.3      Agreement dated December 7, 1994 between the Company and Michael J.
          Guccione*
10.4 Revolving Line of Credit and Term Loan Agreement dated as of February 13, 1997 by and among the Company, SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein (Exhibits omitted; the Company agrees to furnish supplementally a copy of any exhibits to the Commission upon request)**
10.5 Lease Agreement dated March 3, 1993 between DRI II Partnership and the Company*
10.6      1995 Stock Option Plan of the Company*
10.7      Employment Agreement between the Company and Stephen Nevitt*
10.8      Employment Agreement between the Company and Michael Guccione*
10.9      Form of Consulting Agreement between the Company and Argent
          Securities, Inc.*
10.10 Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning***
10.11 Subscription Agreement, dated September 26, 1996, between the Company and RBB***
10.12 Lens Blank Supply Agreement, dated as of February 13, 1997, between the Company and Corning (confidential treatment has been requested with respect to certain information contained in this Agreement)
10.13 License Agreement, dated as of February 13, 1997, between the Company and Corning
16        Letter on change in certifying accountant**
21        Subsidiaries of the Company****
27        Financial Data Schedule

----------
* Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-89752-A, under the Securities Act of 1933 and incorporated herein by reference.
** Filed as an Exhibit to the Company's Current Report on Form 8-K, dated February 11, 1997.
*** Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996.
**** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

       (b) The Company filed the following report on Form 8-K during the fourth quarter of the year ended December 31, 1996:

       Current Report on Form 8-K dated October 4, 1996 reporting the Preferred Shares financing.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SERENGETI EYEWEAR, INC.


Date:  April 11, 1997                     By  /s/ Stephen Nevitt
                                              ------------------------
                                                  Stephen Nevitt
                                                     President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                  Title                         Date



/s/ Stephen Nevitt
--------------------------
    Stephen Nevitt            President, Treasurer and Director   April 11, 1997
                              (principal executive officer)


/s/ Milton Nevitt
--------------------------
    Milton Nevitt             Vice President, Secretary           April 11, 1997
                              and Director


/s/ Michael J. Guccione
--------------------------
    Michael J. Guccione       Vice President and                  April 11, 1997
                              Director


/s/ Neil Winter
--------------------------
    Neil Winter               Chief Financial Officer             April 11, 1997
                              (principal financial and
                              accounting officer)


/s/ David B. Newman
--------------------------
    David B. Newman           Director                            April 11, 1997


/s/ William Keener
--------------------------
    William Keener            Director                            April 11, 1997