Form 10KSB/A
period 1996-12-31
SOLAR MATES INC
filed 1997-04-30
CIK 940183

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                  FORM 10-KSB/A
                              --------------------

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

      Number of shares of Common Stock outstanding as of March 31, 1997:
2,384,000

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

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Location in Form 10-KSB
                Document                                  in which incorporated
                --------                                  ---------------------

  Registrant's Proxy Statement relating to                       Part III
  the 1997 Annual Meeting of Shareholders


================================================================================

                             SERENGETI EYEWEAR, INC.

                                   FORM 10-KSB/A

                                Table of Contents
                                                                            Page
                                                                            ----
PART I

  Item 1.         Description of Business.................................    1

  Item 2.         Description of Property.................................   13

  Item 3.         Legal Proceedings.......................................   13

  Item 4.         Submission of Matters to a Vote
                  of Security-Holders.....................................   14

PART II

  Item 5.         Market for Common Equity
                  and Related Stockholder Matters.........................   14

  Item 6.         Management's Discussion and Analysis or
                  Plan of Operation.......................................   16

  Item 7.         Financial Statements....................................   21

  Item 8.         Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure....................................   41

PART III

  Item 9.         Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with Section
                  16(a) of the Exchange Act...............................   41

  Item 10.        Executive Compensation..................................   43

  Item 11.        Security Ownership of Certain
                  Beneficial Owners and Management........................   44


  Item 12.        Certain Relationships and Related
                  Transactions............................................   46

  Item 13.        Exhibits, Lists and Reports on
                  Form 8-K................................................   47

SIGNATURES        ........................................................   49

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The names and ages of the directors, executive officers and significant employees of the Company are set forth below.

Name                     Age        Positions
----                     ---        ---------
Stephen Nevitt           49         President, Treasurer and Director
Milton Nevitt            76         Vice President, Secretary and Director
Michael J. Guccione      49         Vice President and Director
David B. Newman          42         Director
William Keener           52         Director
Michael Burke            48         Vice President-Marketing
Lloyd J. Fuller          51         Vice President-Worldwide Sales Manager/
                                    Premium Division
Lucia Almquist           43         Vice President-Corporate Development
Edward Borix             47         Vice President of Operations, Worldwide
Neil Winter              45         Chief Financial Officer

     Stephen Nevitt became the President of the Company in 1993. Prior to such time, he served as Vice President and a director of the Company since its founding in 1976 by his father, Milton Nevitt. As Vice President, he was involved in all phases of operations including management and sales. He became the Company's President in 1993, and has since been given primary responsibility for management and sales and has also been responsible for design and development of the Company's products as well as product procurement. Mr. Nevitt is primarily responsible for the Company's account with Wal-Mart.

     Milton Nevitt founded the Company in 1976 and served as its President and a director until 1993, and has since served the Company as a Vice President and a director. As President, Mr. Nevitt was primarily responsible for sales and administration. As Vice President, Mr. Nevitt focuses on sales and also oversees the account responsibilities of the Company's independent sales representatives and coordinates the Company's overall sales with the Company's National Sales Manager. Mr. Nevitt's career in the sunglass industry began in 1950 as a manufacturer's representative for Rayex Corporation, a major domestic supplier of popular priced sunglasses. Mr. Nevitt worked in that capacity until Rayex ceased its business operations in 1976. Mr. Nevitt founded the Company shortly thereafter.

     Michael J. Guccione became a Vice President and director of the Company in December 1994. Since joining the Company in 1992, Mr. Guccione's primary responsibilities have been marketing and product development of the Company's H2Optix(R) and other product lines. Mr. Guccione became employed by Wal-Mart Stores, Inc. ("Wal-Mart") in 1976 and started and headed its fine jewelry division. Mr. Guccione was also in charge of the development of the sunglass business at Wal-Mart and travelled extensively throughout the Far East and Pacific Rim for the purpose of developing resources for the purchase of sunglasses. After leaving Wal-Mart in 1990, Mr. Guccione independently ran a management consulting firm until joining the Company.

     David B. Newman, a director of the Company since December 1994, has for over the last five years been a partner of the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which has acted as outside counsel to the Company since 1987.

     William Keener has served as an Executive Vice President and Chief Credit Officer of SouthTrust Bank of the Suncoast, a commercial bank, since May 1994. From March 1990 to May 1994, Mr. Keener served as a Senior Vice President and Group President for Commercial Lending and Commercial Real Estate for Sunbank, N.A., a commercial bank. Mr. Keener was appointed to the Board of Directors in July 1996 to fill a vacancy created by the removal of a director.

     Michael Burke is and since January 1997 has been the Vice
President-Marketing of the Company. From November 1995 until joining the Company, Mr. Burke served as a marketing consultant to the Company. From November 1992 through June 1994, he was Vice President and general manager of the sunglass division of Smith Sport Optics, a sunglass distributor. From June 1985 until November 1992, Mr. Burke served as Vice President-Marketing of Bausch & Lomb, Inc.'s Ray-Ban sunglasses division.

     Lloyd J. Fuller is and since February 1997 has been the Company's Vice President-Worldwide Sales Manager/Premium Division. From 1992 until joining the Company, Mr. Fuller was a sales manager for the Serengeti Eyewear division of Corning, which was acquired by the Company in February 1997. He was responsible for North America sales until December 1995, when he became responsible for Latin America and Asia Pacific sales as well. During the 29 years prior to joining the Serengeti Eyewear division, Mr. Fuller was a sales and merchandising manager for Corning's Consumer Products Company.

     Lucia Almquist is and since January 1997 has been the Vice
President-Corporate Development of the Company. From 1991 through 1997, Ms. Alquist served as Vice President-Licensing and Merchandising for the Bon Jour Group, Ltd., a designer and manufacturer of various fashion products.

     Edward Borix is and since March 1997 has been the Vice President of Operations, Worldwide of the Company. From January 1995 until joining the Company, Mr. Borix was a Vice President of Fidelity Investments, an investment company. From 1979 to 1995, he was a general manager and director of distribution for various manufacturing plants of Bausch & Lomb, Inc., a manufacturer of diverse eyeglass, eyewear and other optical products.

     Neil Winter is and has since January 1997 been the Chief Financial Officer of the Company. From 1985 until joining the Company, Mr. Winter was a principal of Winter, Scheifley & Associates, P.C., a firm of certified public accountants principally engaged in the auditing of financial statements for companies required to file reports with the Securities and Exchange Commission. Such firm served as the Company's independent auditors from January 1994 until December 1996. The Company's 1996 financial statements have been audited by Bartnick, P.A., an unrelated firm of certified public accountants.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Common Stock to file reports of ownership and changes in ownership of such Common Stock with the Securities and Exchange Commission, and to file copies of such reports with the Company. Based solely upon a review of the copies of such reports filed with the Company, the Company believes that, other than the late filing in April 1997 of a Form 3 by William Keener relating to his becoming a director in August 1996, during 1996 such reporting persons complied with the filing requirements of said Section 16(a).

Item 10. Executive Compensation.

     The following table summarizes the compensation for services rendered to the Company paid in 1994, 1995 and 1996 to the Chief Executive Officer and the Company's other executive officer who received total annual salary and bonus in excess of $100,000.

                           Summary Compensation Table

                                                          Long Term Compensation
                               Annual Compensation        ----------------------
                             -----------------------      Securities Underlying
Name and Principal Position  Year           Salary($)           Options(#)
---------------------------  ----           ---------     ----------------------
Stephen Nevitt               1996           166,730                750,000
    President (CEO)          1995           143,702
                             1994           125,000
                                                                   75,000
Michael J. Guccione          1996           132,212
    Vice President           1995           108,135

     Set forth below is information with respect to grants of stock options during the year ended December 31, 1996 to the named executive officers in the Summary Compensation Table.

                        Option Grants in Last Fiscal Year

                                         Percent of Total
               Number of Securities            Options
                Underlying Options      Granted To Employees         Exercise or        Expiration
Name                Granted(#)             In Fiscal Year          Base Price ($/Sh)       Date
----                ----------             --------------          -----------------       ----
Stephen Nevitt        600,000                   70.2%                   8.32             10/30/06
                       22,848                    2.7                    4.72              5/16/06
                      127,152                   14.9                    5.20              5/16/01

Michael J. Guccione    75,000                    8.8                    4.72              5/16/06

                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Options Values

                          Number of Securities               Value of Unexercised
                        Underlying Unexercised               In-the-Money Options
                      Options at Fiscal Year End(#)          at Fiscal Year End($)
                    -------------------------------     -------------------------------
Name                Exercisable       Unexercisable     Exercisable       Unexercisable
----                -----------       -------------     -----------       -------------
Stephen Nevitt        644,040             105,960         106,754            230,463

Michael J. Guccione   21,192              53,808          56,265             142,860

Employment Agreements

     The Company has employment agreements with each of Stephen Nevitt, the Company's President and chief executive officer, and Michael J. Guccione, a Vice President of the Company, each of which expire on December 31, 1997. Mr. Nevitt's employment agreement provides for an annual base salary of $150,000, and Mr. Guccione's agreement provides for an annual base salary of $125,000. Each of the employment agreements provides for annual increases in base salary of 4% and annual incentive compensation based upon the financial performance of the Company. Under the employment agreements, as additional annual incentive compensation, Mr. Nevitt will be entitled to receive up to 50% and Mr. Guccione will be entitled to receive up to 25% of any bonus pool adopted by the Board of directors for key personnel of the Company. The amount of such bonus pool may be up to 10% of the Company's pre-tax profit for the relevant year, but only 5% of such pre-tax profit for 1995. The Board of Directors did not adopt a bonus pool in 1995 or 1996. The incentive compensation will be earned if either of the following performance targets are achieved: (i) the Company's earnings per share is at least $0.30 for the relevant year, or (ii) the average closing bid price of the Common Stock for the relevant year equals or exceeds a target of $8.75 per share. Utilizing the earnings per share component, all unearned prior incentive compensation will be deemed earned upon the Company achieving an earnings per share which is cumulative for each of the prior periods. In addition, if the Common Stock target price component is achieved for any year, all unearned prior incentive compensation will be deemed earned. Although the employment agreements will expire on December 31, 1997, the recapture provisions for unearned incentive compensation during the term will continue through the year 2001.

     Each of the employment agreements contains a covenant by the employee not to compete with the Company until the expiration of a one year period after the expiration or termination of the agreement.

     L. Phillips Reames, a non-employee director of the Company in 1996, received a fee of $1,000 in connection with each Board meeting attended. No other directors were compensated for their services as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of April 28, 1997 with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) any shareholder known by the Company to beneficially own more than five percent of such outstanding shares, (ii) the Company's directors and executive officers and (iii) the directors and executive officers of the Company as a group. Except as otherwise indicated, the address of each beneficial owner of five percent or more of such Common Stock is the same as the Company.

                                         Amount
        Name and Address              Beneficially              Ownership
       of Beneficial Owner              Owned(1)               Percentage(1)
       -------------------              --------               -------------

Nevitt Family Trust(2)                 506,103                    21.2%

Milton Nevitt                          278,781                    11.7%

Stephen Nevitt                       7,624,409(3)(4)(5)           82.4%

Michael J. Guccione                    166,817(5)(6)               6.9%

David B. Newman
c/o Cooperman Levitt Winikoff
      Lester & Newman, P.C
    800 Third Avenue
    New York, New York 10022           544,116(3)(5)(7)           22.3%

William Keener                             750                       *

Neil Winter                              2,000                       *

Michael Burke                            2,000                       *

Lloyd J. Fuller                            --                       --

Lucia Almquist                             --                       --

Edward Borix                             3,000                       *

John R. Clark
1725 Lazy River Lane
Dunwoody, Georgia 30350                200,000(8)                  7.7%

RBB Bank Aktiengesellschaft
Burging 16
8010 Graz
Austria                              6,250,000(9)                 72.4%

Directors and executive officers
 as a group (10 persons)             8,115,770                    86.9%

----------
*    Less than 1%.

(1) Computation based on the term beneficial ownership as used in the regulations of the Securities and Exchange Commission which, for purposes of the computation of ownership by the named holder, deems outstanding shares of Common Stock issuable upon exercise of options and convertible securities exercisable or convertible on the date, and within sixty (60) days following the date, of determination of beneficial ownership. As of April 28, 1997, 2,384,000 shares of Common Stock were actually issued and outstanding.

(2) The indicated trust (the "Trust") was created pursuant to a Trust Agreement, dated as of September 11, 1992, between Milton Nevitt, as grantor, and Stephen Nevitt and David B. Newman, as trustees. Such trustees have the sole power to vote the shares held by the Trust. The children of Milton Nevitt, including Stephen Nevitt, are the beneficiaries under the Trust.

(3) Includes 506,103 shares held by the Trust, for which such beneficial owner acts as trustee.

(4) Includes 613,948 shares issuable upon exercise of options granted pursuant to the Company's 1995 Stock Option Plan (the "Plan"), 579,935 of which are exercisable at $2.94 per share and 34,013 of which are exercisable at $3.24 per share. Stephen Nevitt, pursuant to exercise of a power granted in the subscription agreement covering the issuance of the Company's Preferred Stock (as described in Footnote (9) below), has the power to direct the voting of shares of Common Stock issuable upon conversion thereof for the election of a majority of the directors of the Company through October 2000. Accordingly, the table includes 6,250,000 shares of Common Stock issuable upon conversion of the Series A Stock and the Series B Stock referred to in Footnote (9) below. The table does not include shares of Common Stock issuable upon conversion of the Series C Stock, as such Series C Stock does not become convertible within 60 days.

(5) Does not include those shares issuable upon the exercise of options granted pursuant to the Plan which are not exercisable within 60 days.

(6) Includes 34,013 shares issuable upon exercise of options granted pursuant to the Plan which are exercisable at $2.94 per share.

(7) Includes 34,013 shares issuable upon exercise of options granted pursuant to the Plan which are exercisable at $3.24 per share.

(8) Represents shares issuable upon exercise of the Series D Warrant which entitles the holder to purchase such number of shares at an exercise price of $5.50 per share at any time prior to September 30, 2001.

(9) RBB Bank Aktiengesellschaft ("RBB") is the registered owner of all 7,500 shares of Series A 6.5% Convertible Preferred Stock ("Series A Stock"), 7,500 shares of Series B 6% Convertible Preferred Stock ("Series B Stock") and 7,500 shares of Series C 6% Convertible Preferred Stock ("Series C Stock") of the Company. The Series A Stock and the Series B Stock are presently convertible into shares of Common Stock of the Company at a price determined by dividing the stated value of the series ($7,500,000 for each) by a price equal to the lower of (i) $5.50 in the case of the Series A Stock and $6.75 in the case of the Series B Stock and (ii) 80% of the average market price (as defined) for the ten (10) consecutive trading days ending three (3) days prior to the notice of conversion. The Series C Stock is not convertible until July 1, 1997. As of April 28, 1997, the average market price was $3.00 and, assuming notice of conversion being given on such date for all outstanding shares of Series A and Series B Stock, RBB would have owned 6,250,000 shares of Common Stock on such date. The above computation of beneficial ownership excludes shares of Common Stock issuable upon conversion of the Series C Stock, as well as shares of Common Stock issuable upon exercise of the Series A Warrant, the Series B Warrant and the Series C Warrant of the Company issued to RBB, respectively, at the time of the issue of the Series A Stock, the Series B Stock and the Series C Stock. The Series A Warrant of the Company (the "Series A Warrant") entitles RBB to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $5.5625 per share. The Series A Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002. The Series B Warrant of the Company (the "Series B Warrant") and the Series C Warrant of the Company (the "Series C Warrant") each entitles RBB to purchase up to an aggregate of 300,000 shares of Common Stock at a per share exercise price of (i) $7.50 with respect to the Series B Warrant and (ii) $10.00 with respect to the Series C Warrant. Each of the Series B Warrant and the Series C Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002.

Item 12.  Certain Relationships and Related Transactions.

Prior to the Serengeti Acquisition

     On November 1, 1991, Joseph Feldman, the brother-in-law of Milton Nevitt, a Vice President of the Company, made a loan in the principal amount of $880,522 to the Company. The loan was to become due in April 1995 with interest at the rate of 9% per annum. On December 30, 1994, Mr. Feldman converted a portion of such loan in the principal amount of $510,000 into equity of the Company in exchange for the issuance by the Company of 99,724 shares of Common Stock. The then remaining outstanding principal amount of the loan ($370,522) became payable, with interest of 9% per annum, over a three-year period ending January 31, 1998, with monthly payments of interest in the amount of $2,779 during the first year and monthly payments of principal and interest in the amount of $16,927 during the remaining two years.

     Mr. Guccione made a working capital loan to the Company of $343,952 in December 1994. Such loan, together with interest, has been repaid in full.

     Between January and October 1993, Milton Nevitt loaned an aggregate amount of $281,450 to the Company. The loans were to become due in April 1995 with interest at the rate of 9% per annum. On December 30, 1994, the remaining principal balance of such loans, in the amount of $270,128, was contributed by Mr. Nevitt to the capital of the Company without the issuance of any additional shares of capital stock. During November 1993, Milton Nevitt loaned an additional amount of $285,000 to the Company. The remaining balance of such loan at December 31, 1996 in the amount of $79,856 is payable upon demand.

     The Company's former credit facility (which was repaid on February 13, 1997) was guaranteed, jointly and severally, by each of Stephen and Milton Nevitt and their wives, by Michael Guccione, and by the Nevitt Family Trust.

     See "Executive Compensation - Employment Agreements" for a discussion of the employment agreements which the Company has with each of Stephen Nevitt and Michael Guccione.

To Finance the Serengeti Acquisition

     On October 4, 1996, the Company issued 7,500 shares of its Series A 6.5% Convertible Preferred Stock, $.001 par value (the "Series A Shares"), to RBB, a banking institution whose principal offices are located in Austria, in a private offshore offering pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). RBB purchased the Series A Shares for a purchase price equal to their aggregate stated value of $7.5 million as set forth in a Regulation S Offshore Subscription Agreement dated September 29, 1996, which also contemplated the purchase of the Series B Shares and Series C Shares referred to below. The purpose of such investment was to fund, in part, the acquisition (the "Serengeti Acquisition") by the Company of certain of the assets of the Serengeti Eyewear division ("Serengeti") of Corning Incorporated used in the design, manufacture and distribution of Serengeti brand sunglasses.

     Pursuant to an Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning Incorporated, the Company agreed to purchase the Serengeti assets for a purchase price of $27.5 million, which was effected on February 13, 1997. RBB purchased, concurrently with the closing of the Serengeti Acquisition, 7,500 shares of the Company's Series B 6% Convertible Preferred Stock, $.001 par value (the "Series B Shares"), and 7,500 shares of the Company's Series C 6% Convertible Preferred Stock, $.001 par value (the "Series C Shares"; together with the Series A Shares and the Series B Shares, the "Preferred Shares"), for a purchase price equal to their aggregate stated value of $15.0 million. The proceeds to the Company from the sale of the Preferred Shares were approximately $20.9 million (net of commissions and the estimated expenses of such sale). The Company applied such net proceeds to the Serengeti Acquisition purchase price. The Company financed the remainder of such purchase price and related costs and expenses with borrowings under its new Revolving Line of Credit and Term Loan Agreement dated as of February 13, 1997 with SunTrust Bank, Central Florida, National Association as lead lender and agent, and with Creditanstalt Bankverin.

     Concurrently with the issuance of the Series A Shares, the Company also issued to RBB a Series A Warrant of the Company (the "Series A Warrant") to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $5.5625 per share. The Series A Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002. In addition, the Company issued to RBB, concurrently with the issuance of the Series B Shares and the Series C Shares, a Series B Warrant of the Company (the "Series B Warrant") and a Series C Warrant of the Company (the "Series C Warrant"), each of which will entitle RBB to purchase up to an aggregate of 300,000 shares of Common Stock at a per share exercise price of (i) $7.50 with respect to the Series B Warrant and (ii) $10.00 with respect to the Series C Warrant. Each of the Series B Warrant and the Series C Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002.

     The Company has also issued, as part of the commission payable to a third party in connection with the sale of the Series A Shares, a Series D Warrant of the Company (the "Series D Warrant") to purchase up to an aggregate of 200,000 shares of Common Stock at an exercise price of $5.50 per share. The Series D Warrant is immediately exercisable and expires on or prior to September 30, 2001.

Item 13.  Exhibits, Lists and Reports on Form 8-K.

            (a)  Exhibits.

Exhibit
Number    Exhibit Description
-------   -------------------

3(i).1    Restated Certificate of Incorporation of the Company*
3(i).2 Certificate of Amendment of the Certificate of Incorporation of the Company relating to the designation of the Preferred Shares*****
3(ii).1   Amended and Restated By-laws of the Company ("By-laws")*
3(ii).2   Amendment No. 1 to By-laws*
10.1      Agreement dated December 30, 1994 between the Company and Joseph
          Feldman*
10.2 Agreement dated January 17, 1994 between the Company and Michael J. Guccione, Inc.*
10.3      Agreement dated December 7, 1994 between the Company and Michael J.
          Guccione*
10.4 Revolving Line of Credit and Term Loan Agreement dated as of February 13, 1997 by and among the Company, SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein (Exhibits omitted; the Company agrees to furnish supplementally a copy of any exhibits to the Commission upon request)**
10.5 Lease Agreement dated March 3, 1993 between DRI II Partnership and the Company*
10.6      1995 Stock Option Plan of the Company*
10.7      Employment Agreement between the Company and Stephen Nevitt*
10.8      Employment Agreement between the Company and Michael Guccione*
10.9      Form of Consulting Agreement between the Company and Argent
          Securities, Inc.*
10.10 Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning***
10.11 Subscription Agreement, dated September 26, 1996, between the Company and RBB***
10.12 Lens Blank Supply Agreement, dated as of February 13, 1997, between the Company and Corning (confidential treatment has been requested with respect to certain information contained in this Agreement)*****
10.13 License Agreement, dated as of February 13, 1997, between the Company and Corning*****
16        Letter on change in certifying accountant**
21        Subsidiaries of the Company****
27        Financial Data Schedule*****

----------
* Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-89752-A, under the Securities Act of 1933 and incorporated herein by reference.
** Filed as an Exhibit to the Company's Current Report on Form 8-K, dated February 11, 1997.
*** Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996.
**** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
*****     Previously Filed

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