Form 10QSB
period 1997-03-31
SERENGETI EYEWEAR INC
filed 1997-05-14
CIK 940183

                      U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended:          March 31, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from:       to:

           Commission file number:                 0-26022

                        Serengeti Eyewear, Inc.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as specified in its charter)

             New York                           65-0665659
------------------------------------     ----------------------
  (State or other jurisdiction                (IRS Employer
of incorporation or organization)        Identification  Number)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,384,000 shares of Common Stock, $.001 par value, as of May 1, 1997.

    Transitional Small Business Disclosure Format. YES:   NO: X

                  Serengeti Eyewear, Inc.
                          Index




         Part I
Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1997                     3

         Consolidated Statements of Operations and for the Three Months
         Ended March 31, 1997 and 1996                                       5

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1997 and 1996                                             6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13


         Part II
Item 1.  Legal Proceedings                                                  18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 6.  Exhibits and Reports on Form 8-K                                   19


         Signatures                                                         20

                                    PART I
                           FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                          Serengeti Eyewear, Inc,
                       (Formerly Solar-Mates, Inc.)
                        Consolidated Balance Sheet
                              March 31, 1997
                                (Unaudited)


                                  ASSETS


Current Assets:

     Cash                                               $    428,397
     Accounts receivable - trade                           7,570,992
     Other receivables                                        66,405
     Inventories                                          13,419,401
     Prepaid expenses                                      1,371,002
                                                        ------------
      Total current assets                                22,856,197

Fixed assets - net of accumulated depreciation             1,822,955

Other assets:
     Goodwill                                             10,494,273
     Deferred acquisition costs                            1,415,862
     Prepaid expenses - non-current                          136,618
     Accounts receivable - stockholders                       45,215
     Patents and trademarks - net                          4,875,000
     Other assets                                             43,746
                                                        ------------
                                                         $41,689,866
                                                        ------------
                                                        ------------

See accompanying notes to financial statements.

                        Serengeti Eyewear, Inc.
                     (Formerly Solar-Mates, Inc.)
                      Consolidated Balance Sheet
                           March 31, 1997
                            (Unaudited)
                            (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Note payable - bank                                   $ 1,375,000
   Note payable - stockholder                                127,494
   Current portion of long-term debt                          42,880
   Accounts payable - related party                           75,406
   Income taxes payable                                      249,081
   Deposits                                                   80,534
   Accounts payable                                        3,082,069
   Accrued expenses                                        1 145,888
                                                        ------------
       Total current liabilities                           6,178,352
                                                        ------------
                                                        ------------


Long-term debt                                               101,718
Note payable - bank                                        8,625,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000
 shares authorized 22,500 shares issued
 and outstanding                                          20,925,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                                        2,384
Additional paid in capital                                 4,279,276
Retained earnings                                          1,578,136
                                                        ------------
       Total stockholders' equity                         26,784,796
                                                        ------------
                                                         $41,689,866
                                                        ------------
                                                        ------------

See accompanying notes to financial statements.

                        Serengeti Eyewear, Inc.
                     (Formerly Solar-Mates, Inc.)
                Consolidated Statements of Operations
          For The Three Months Ended March 31, 1997 and 1996
                             (Unaudited)

                                              1997          1996
                                          ------------  ------------

Net sales                                 $  6,734,727  $  3,123,909

Cost of goods sold                           3,594,639     2,052,379
                                          ------------  ------------

Gross profit                                 3,140,088     1,071,530
                                          ------------  ------------

Operating expenses:
  Depreciation and amortization                329,995        22,698
  Selling expenses                             995,683       365,921
  General and administrative,
    expenses                                 1,001,679       292,659
                                          ------------  ------------
Total operating expenses                     2,327,357       681,278
                                          ------------  ------------
Income from operations                         812,731       390,252
                                          ------------  ------------
Other expenses (income):
  Other income                                 (39,443)         -
    Interest                                   206,632       112,260
                                          ------------  ------------
                                               167,189       112,260
                                          ------------  ------------
Income before income taxes                     645,542       277,992

Provision for income taxes
  Current                                     (238,851)     (102,800)
                                          ------------  ------------
Net income                                $    406,691    $  175,192
                                          ------------  ------------
                                          ------------  ------------
Per share information:
  Net income per share:
    Primary                               $        .14    $      .07
                                          ------------  ------------
                                          ------------  ------------
    Fully diluted                         $        .05    $      .07
                                          ------------  ------------
                                          ------------  ------------

See accompanying notes to financial statements.

                         Serengeti Eyewear, Inc.
                      (Formerly Solar-Mates, Inc.)
                 Consolidated Statements of Cash Flows
           For The Three Months Ended March 31, 1997 and 1996



                                                     1997        1996
                                                 -----------  ----------

Cash flows from operating activities             $ 5,179,813  $  687,120
                                                 -----------  ----------
Cash flows from investing activities:
  Acquisition of business interest               (26,621,898)       -
  Acquisitions of patents and trademarks               -          (3,500)
  Purchase of fixed assets                          (300,457)    (28,966)
                                                 -----------  ----------
    Net cash provided by (used in)
    investing activities                         (26,922,355)    (32,466)
                                                 -----------  ----------
Cash flows from financing activities:
  Increase in deferred acquisition costs            (861,220)       -
  Proceeds from the sale of preferred stock       13,950,000        -
  S corporation distribution                            -        (92,635)
  Proceeds from bank borrowings                   10,000,000        -
  Repayment of bank loans                         (1,500,000)       -
  Principal payments on notes payable - other        (50,568)     (7,689)
                                                 -----------  ----------
    Net cash provided by (used in)
    Financing activities                          21,538,212    (100,324)
                                                 -----------  ----------
Net increase (decrease) in cash                     (204,330)    554,330
Beginning - cash balance                             632,737     479,256
                                                 -----------  ----------
Ending - cash balance                             $  428,397  $1,033,586
                                                 -----------  ----------
                                                 -----------  ----------

See accompanying notes to financial statements.

                           Solar-Mates, Inc.
             Notes to Consolidated Financial Statements
                             (Unaudited)

Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1996 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories, consisting principally of finished goods and work in process, are valued at the lower of cost or market on a first in - first out basis.

The cost of sales for the period ended March 31, 1997 has been determined using the gross profit method.

Income taxes

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates (34%) primarily as a result of state income taxes net of the federal benefit (3%).

Earnings per share

Primary earnings per share amounts are computed based upon the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the

                           Solar-Mates, Inc.
             Notes to Consolidated Financial Statements
                             (Unaudited)

exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computations was 2,806,123. The fully diluted earnings per share amount is based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock. The number of shares used in the computation was 8,132,827.

Note B. Note payable - bank

During October, 1994 the Company arranged a line of credit with a bank whereby the Company was able to borrow up to $1,000,000. During October, 1995 the Company replaced this line of credit with a $1,500,000 line with the same bank. The line was renewed again in September 1996 with a due date of September 1997. The line was secured by substantially all of the Company's assets. The Company was entitled to advances of up to 70% of its accounts receivable less than 61 days old and 25% of its inventory cost. The line had an interest rate of prime plus 1.5%. The balance of $1,500,000 at December 31, 1996 was repaid on February 13, 1997 (see below).

Concurrently with the closing of the acquisition described below, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank. Under the agreement the Company has the ability to borrow up to $17.5 million in the form of (a) a three year revolving credit facility in the amount of $7.5 million and (b) a five year amortizing term loan facility in the amount of $10 million.

The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay the $1.5 million of outstanding indebtedness under the line of credit described above. The Company is able to borrow up to 85% of eligible accounts receivable less than 91 days past due and 50% of eligible inventory under the revolving credit facility for working capital. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries. Pursuant to the credit facility interest is payable at the LIBOR rate or Base Rate plus applicable margins based upon the Company's earnings. In addition, the Company is subject to certain financial covenants.

                           Solar-Mates, Inc.
             Notes to Consolidated Financial Statements
                             (Unaudited)

Note C. Stockholders' equity

During December, 1994 the Company adopted a stock option plan to be administered by the Board of Directors. The plan provides for the granting of options for specified individuals to purchase common stock at an exercise price to be determined by the Board of Directors. No option may be granted after January, 2005 and no option may be granted for a period of greater than 10 years. The total number of shares with respect to which options may be granted under the plan is 1,500,000. A total of 1,410,000 options have been granted under the plan at March 31, 1997 at prices ranging from $2.94 to $4.72.

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

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering

                           Solar-Mates, Inc.
             Notes to Consolidated Financial Statements
                             (Unaudited)

pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At March 31, 1997 dividends aggregating 351 shares of preferred stock were due and payable to RBB.

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

                           Solar-Mates, Inc.
             Notes to Consolidated Financial Statements
                             (Unaudited)

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

Note D. Commitments and contingencies

Concentration of credit risk/major customers:

During the three months ended March 31, 1997 and 1996, the Company made net sales to a significant customer of approximately $2,444,000 and $2,474,000 or 36% and 79% of its total sales.

Approximately $990,000 (13%) and $2,745,000 (36%) of the gross accounts receivable are due from two significant customers at March 31, 1997 and are unsecured.

Litigation:

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

                           Solar-Mates, Inc.
             Notes to Consolidated Financial Statements
                             (Unaudited)

The Company intends to vigorously defend the action and is presently considering counterclaims.

Commitments:

During January and February, 1997 the Company entered into employment agreements with certain officers and sales personnel. These agreements call for aggregate salaries of $822,000 in 1997, $936,000 in 1998, $1,029,000 in
1999 and $69,000 in 2000 and auto allowances aggregating $36,000 per year. Also included in the contracts is certain bonus compensation and options to purchase up to 485,000 shares of common stock at a price of $2.94 per share through August, 1999 based on sales and profit targets set by the Company.

Note E. Acquisition of business interest

On February 13, 1997 the Company changed its name to Serengeti Eyewear, Inc. in conjunction with the acquisition of certain assets of the Serengeti Eyewear division of Corning Incorporated used in the design, manufacture and distribution of Serengeti brand sunglasses. The Company acquired the Serengeti assets for cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock and the borrowings under the credit facility described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                          FORWARD-LOOKING STATEMENTS

    THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE NEWLY ACQUIRED SERENGETI BUSINESS, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS AND THE AVAILABILITY OF RAW MATERIALS, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

Results of Operations

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996:

Net sales increased 116%, from approximately $3.1 million in 1996 to approximately $6.7 million in 1997, primarily as a result of the sales of Serengeti products subsequent to the acquisition of the Serengeti Business on February 13, 1997 ($3.1 million) and increased sales of the Company's non-premium products to a wide range of new customers. The Company has continued to broaden the distribution network for its non-premium products and, as a result, in 1997, Wal-Mart accounted for approximately 36% of the Company's total sales, compared to approximately 79% in 1996.

Gross profit increased as a percentage of sales, from approximately 34% in 1996 to approximately 47% in 1997, primarily as a result of product mix. Approximately 46% of the 1997 sales ($3.1 million) consisted of premium Serengeti products which carry gross margins significantly higher than the Company's non-premium products which made up substantially all of the Company's sales in 1996.

Depreciation and amortization increased by approximately $.3 million as a result of the amortization of the intangible assets related to the Serengeti acquisition. Selling expenses increased by approximately $.6 million, or 150%, from approximately $.4 million in 1996 to approximately $1.0 million in 1997. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1997.

General and administrative expenses increased 233%, from approximately $.3 million in 1996 to approximately $1.0 million in 1997 primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the acquisition of Serengeti.

Interest expense increased by approximately $.1 million or 84% as a result of the interest expense related to the Company's term loan which was used to finance the Serengeti acquisition.

Liquidity and Capital Resources

Prior to the Acquisition of the Serengeti business, the Company financed its operations primarily through the proceeds of an initial public offering completed in August 1995, its cash flow and a revolving line of credit in the amount of $1,500,000 from SunBank/Gulf Coast (the "Old Credit Facility"). As of December 31, 1996, the Company had borrowed the maximum amount available under the Old Credit Facility. Concurrently with the closing of the Acquisition, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein pursuant to which the Company refinanced the Old Credit Facility with a new senior credit facility (the

"New Credit Facility") which provides the Company with the ability to borrow up to $17.5 million in the form of (i) a three year revolving credit facility in the amount of $7.5 million (the "Revolver Facility") and (ii) a five year amortizing term loan facility in the amount of $10.0 million (the "Term Facility").

The Company borrowed the entire $10.0 million of availability under the Term Facility to finance a portion of the Acquisition purchase price, to repay in full the outstanding principal indebtedness and accrued interest (approximately $1.5 million) under the Old Credit Facility and to pay related fees and expenses. The Company financed the remaining portion of the Acquisition purchase price with the net proceeds of the sale of Preferred Shares.

The Revolver Facility has a $2 million sublimit for the issuance of stand-by letters of credit. Pursuant to the Revolver Facility, the Company is able to borrow up to 85% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory. Undrawn amounts under the Revolver Facility are available for the working capital and general corporate needs of the Company.

Interest under the New Credit Facility is payable at the LIBOR rate or the "Base Rate." In addition to applicable margins, the Company pays a floating percentage tied to the Company's ratio of funded debt to "EBITDA"; ranging, in the case of LIBOR rate loans, from 1.50% based upon a ratio of 1.5:1 or less to 2.75% based upon a ratio of greater than 3:1; and ranging, in the case of Base Rate loans, from .50% based upon a ratio of 2.25:1 or less to 1.25% based upon a ratio of greater than 3:1. Pursuant to the New Credit Facility, the Company is required to enter into exchange agreements and/or other appropriate interest rate hedging transactions for the purpose of interest rate protection covering at least 75% of the borrowings under the Term Facility through February 13, 2000.

The New Credit Facility requires the Company to maintain certain financial ratios. Pursuant to the New Credit Facility, the Company is required to apply 75% of its "Excess Cash Flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course of business and the net proceeds of equity issuances and permitted debt issuances to prepay outstanding amounts under the Term Facility. The New Credit Facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The New Credit Facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries.

The Company's liquidity improved from working capital of approximately $9.7 million at December 31, 1996 to working capital of approximately $16.7 million at March 31, 1997. This resulted primarily from increases of approximately $1.5 million in receivables resulting from the Company's increased sales volume in 1997, and approximately $9.4 million in inventory related to the Serengeti acquisition, and a decrease of approximately $5.0 million in short term investments, combined with an increase of approximately $1.0 million in accounts payable.

The Company incurred approximately $300,000 in capital expenditures during the three months ended March 31, 1997 primarily relating to the expansion of its facility and the acquisition of furniture and fixtures. The Company anticipates that it will incur additional capital expenditures of approximately $200,000 related to the expansion of its warehouse facility as a result of the Acquisition.

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

Seasonality

The Company anticipates that the seasonality of its premium sunglass business generally will follow the selling activity of its largest customer for such products, SunGlass Hut. Historically, the strongest quarter in terms of Serengeti sales is the second quarter, followed by the. first, fourth and third quarters.

The seasonality of the Company's non-premium sunglass business generally follows the selling of its largest customer for such products, Wal-Mart. Historically, the Company's strongest quarter in terms of sales is the fourth quarter, followed by the first, second and third quarters.

                                   PART II
                             OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

    On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends to vigorously defend the action and is presently considering counterclaims.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

    (a) On February 6, 1997, the Company held a special meeting of shareholders to vote on the issuance of Preferred Shares and shares of Common Stock underlying Preferred Stock and Warrants, to amend the Company's Certificate of Incorporation to change the Company's name to Serengeti Eyewear, Inc., and to amend the Company's 1995 Stock Option Plan the "Plan") to increase the number of shares available for issuance thereunder from 450,000 to 1,500,000.

    (b) The shareholders approved the issuance of the Preferred Shares and shares of Common Stock underlying Preferred Stock and Warrants. The result of the vote was as follows: 1,518,584 shares of Common Stock voted for, and 15,150 shares of Common Stock voted against.

    (c) The shareholders approved the amendment to the Certificate of Incorporation. The result of the vote was as follows: 2,310,720 shares of Common Stock voted for, and 3,350 shares of Common Stock voted against.

    (d) The shareholders approved the amendment to the Plan. The result of the vote was as follows: 1,478,026 shares of Common Stock voted for, and 46,680 shares of Common Stock voted against.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         Exhibit 27  Financial Data Schedule

    (e)  Reports on Form 8-K.

On February 19, 1997 the Company filed a form 8-K describing the closing of the acquisition of the Serengeti Eyewear business of Corning Incorporated, its name change from Solar-Mates, Inc. to Serengeti Eyewear, Inc., the change in its certifying accountant, and its new term loan and line of credit agreement.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Serengeti Eyewear, Inc.
                             (Registrant)

Dated:  May 14, 1997         By: /s/ Stephen Nevitt
      ---------------------     ----------------------------------
                                Stephen Nevitt
                                President
                                (Principal Executive Officer)




Dated:  May 14, 1997         By: /s/ Neil R. Winter
      ---------------------     ----------------------------------
                                Neil R. Winter
                                Chief Financial Officer