Form 10QSB
period 1997-06-30
SERENGETI EYEWEAR INC
filed 1997-08-14
CIK 940183

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997


                           COMMISSION FILE NUMBER: 0-26022


                               SERENGETI EYEWEAR, INC.
          (Exact Name of Small Business Issuer as specified in its charter)


           NEW YORK                                         65-0665659
 (State or other jurisdiction                         (IRS Employer Identi-
of incorporation or organization)                        fication Number)


                                 8125 25TH COURT EAST
                               SARASOTA, FLORIDA 34243
                       (Address of principal executive offices)


                                    (941) 359-3599
                   (Issuer's telephone number including area code)


    Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
YES:  X   NO:
     ---     ---

Number of shares outstanding as of August 13, 1997: 2,384,000 shares of Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: YES:   NO: X
                                                   ---   ---

                               SERENGETI EYEWEAR, INC.

                                        INDEX



                                        PART I

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1997                       3

         Consolidated Statements of Operations for the Three Months and Six
         Months Ended June 30, 1997 and 1996                                  5

         Consolidated Statements of Cash Flows for the Six Months Ended June
         30, 1997 and 1996                                                    6

         Notes to Consolidated Financial Statements                           7

Item 2.       Management's Discussion and Analysis or Plan of Operation      14

                                       PART II

Item 1.  Legal Proceedings                                                   20

Item 4   Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    22

         Signatures                                                          23

                                        PART I
                                FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                              Consolidated Balance Sheet
                                    June 30, 1997
                                     (Unaudited)


                                        ASSETS


Current Assets:

     Cash                                      $      4,562
     Accounts receivable - trade                  9,707,588
     Other receivables                               76,496
     Inventories                                 11,755,568
     Prepaid expenses                             1,023,865
                                                  ---------
      Total current assets                       22,568,079

Fixed assets - net of accumulated
     depreciation                                 1,982,468

Other assets:
     Goodwill                                    12,736,807
     Deferred acquisition costs                   1,397,914
     Prepaid expenses - non-current                 150,000
     Accounts receivable - stockholders              45,215
     Patents and trademarks - net                 4,716,433
     Other assets                                    26,883
                                                  ---------

                                               $ 43,623,799
                                               ------------
                                               ------------







See accompanying notes to financial statements.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                              Consolidated Balance Sheet
                                    June 30, 1997
                                     (Unaudited)
                                     (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Note payable - bank                          $ 2,250,000
   Note payable - stockholder                        80,014
   Current portion of long-term debt                 45,000
   Accounts payable - related party                  49,269
   Income taxes payable                              16,700
   Accounts payable                               4,613,541
   Accrued expenses                               1 778,082
                                                -----------
     Total current liabilities                    8,832,606
                                                -----------


Long-term debt                                      182,588
Note payable - bank                               8,187,500

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000
 shares authorized 22,500 shares issued
 and outstanding                                 20,925,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                               2,384
Additional paid in capital                        4,279,276
Retained earnings                                 1,214,445
                                                -----------
       Total stockholders' equity                26,421,105
                                                -----------

                                                $43,623,799
                                                -----------
                                                -----------



See accompanying notes to financial statements.


                              Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                        Consolidated Statements of Operations
           For The Three Months and Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)

                                           THREE MONTHS                   SIX MONTHS
                                   ---------------------------   ---------------------------
                                        1997          1996            1997           1996
                                   -------------  ------------   ------------    -----------

     Net sales                      $  9,169,365  $  2,417,364   $  15,904,092   $ 5,541,273

     Cost of goods sold                4,110,679     1,511,348       7,705,318     3,563,727
                                    ------------  ------------   -------------   -----------
     Gross profit                      5,058,686       906,016       8,198,774     1,977,546
                                    ------------  ------------   -------------   -----------
     Operating expenses:
       Depreciation and amortization     672,974        31,496       1,002,969        62,992
       Selling expenses                2,740,612       517,503       3,736,295       883,424
       General and administrative,
         expenses                      1,931,761       302,737       2,933,440       586,598
                                    ------------  ------------   -------------   -----------
     Total operating expenses          5,345,347       851,736       7,672,704     1,533,014
                                    ------------  ------------   -------------   -----------
     Income from operations             (286,661)       54,280         526,070       444,532
                                    ------------  ------------   -------------   -----------
     Other (expenses) income:
        Other (expense) income            (6,922)         -             32,521          -
        Interest                        (292,260)      (28,168)       (498,892)     (140,428)
                                    ------------  ------------   -------------   -----------
                                        (299,182)      (28,168)       (466,371)     (140,428)
                                    ------------  ------------   -------------   -----------
     Income before income taxes         (585,843)       26,112          59,699       304,104

     Provision for income taxes
      Current                            222,151        (8,400)        (16,700)      (94,400)
                                    ------------  ------------   -------------   -----------
     Net income                     $   (363,692) $     34,512   $      42,999   $   209,704
                                    ------------  ------------   -------------   -----------
                                    ------------  ------------   -------------   -----------

     Per share information:
       Net income per share:
         Primary                    $       (.15) $        .01   $         .02   $       .09
                                    ------------  ------------   -------------   -----------
                                    ------------  ------------   -------------   -----------

         Fully diluted              $       (.03) $        .01   $         .00   $       .09
                                    ------------  ------------   -------------   -----------
                                    ------------  ------------   -------------   -----------

Weighted average shares:
         Primary                       2,384,000     2,384,000       2,757,234     2,384,000
                                    ------------  ------------   -------------   -----------
                                    ------------  ------------   -------------   -----------
         Fully diluted                12,464,645     2,384,000      12,837,657     2,384,000
                                    ------------  ------------   -------------   -----------
                                    ------------  ------------   -------------   -----------




See accompanying notes to financial statements.

                                 Serengeti Eyewear, Inc.
                              (Formerly Solar-Mates, Inc.)
                         Consolidated Statements of Cash Flows
                     For The Six Months Ended June 30, 1997 and 1996


                                                             1997        1996
                                                             ----        ----

Cash flows from operating activities                     $ 4,806,955  $  330,338
                                                         -----------  ----------

Cash flows from investing activities:
  Acquisition of business interest                       (26,627,209)       -
  Acquisitions of patents and trademarks                     (22,373)     (4,644)
  Purchase of fixed assets                                  (661,921)   (163,663)
                                                         -----------  ----------
      Net cash provided by (used in)
      investing activities                               (27,311,503)   (168,307)
                                                         -----------  ----------
Cash flows from financing activities:
  Increases in stockholder advances                             -         45,214
  Increase in deferred acquisition costs                    (861,220)    (15,000)
  Repayments of related party debt                          (124,493)     (8,949)
  Proceeds from the sale of preferred stock               13,950,000        -
  S corporation distribution                                    -        (92,365)
  Proceeds from bank borrowings                           10,750,000        -
  Repayment of bank loans                                 (1,812,500)       -
  Proceeds from long term borrowings                            -         24,325
  Principal payments on notes payable - other                (25,404)    (79,752)
                                                         -----------  ----------
      Net cash provided by (used in)
      Financing activities                                21,876,383    (126,527)
                                                         -----------  ----------

Net increase (decrease) in cash                             (628,165)     35,504
Beginning - cash balance                                     632,727     479,256
                                                         -----------  ----------
Ending - cash balance                                    $     4,562  $  514,760
                                                         -----------  ----------
                                                         -----------  ----------





See accompanying notes to financial statements.

                                 Serengeti Eyewear, Inc.
                              (Formerly Solar-Mates, Inc.)
                       Notes to Consolidated Financial Statements
                                       (Unaudited)


Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1996 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

INVENTORIES

Inventories, consisting principally of finished goods and work in process, are valued at the lower of cost or market on a first in - first out basis.

The cost of sales for the periods presented have been determined using the gross profit method.

INCOME TAXES

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates (34% - adjusted for the surtax exemption) primarily as a result of state income taxes net of the federal benefit (3%).

EARNINGS PER SHARE

Primary earnings per share amounts are computed based upon the weighted average number of shares actually outstanding plus the

                                 Serengeti Eyewear, Inc.
                              (Formerly Solar-Mates, Inc.)
                       Notes to Consolidated Financial Statements
                                       (Unaudited)


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

                                 Serengeti Eyewear, Inc.
                              (Formerly Solar-Mates, Inc.)
                       Notes to Consolidated Financial Statements
                                       (Unaudited)


Note C. Stockholders' equity

During December, 1994 the Company adopted a stock option plan to be administered by the Board of Directors. The plan provides for the granting of options for specified individuals to purchase common stock at an exercise price to be determined by the Board of Directors. No option may be granted after January, 2005 and no option may be granted for a period of greater than 10 years. The total number of shares with respect to which options may be granted under the plan is 1,500,000. A total of 1,410,000 options have been granted under the plan at June 30, 1997 at prices ranging from $2.94 to $4.72.$3.24.

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

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less

                        Serengeti Eyewear, Inc.
                      (Formerly Solar-Mates, Inc.)
               Notes to Consolidated Financial Statements
                              (Unaudited)


commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At June 30, 1997 dividends aggregating 698 shares of preferred stock were due and payable to RBB.

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

                        Serengeti Eyewear, Inc.
                      (Formerly Solar-Mates, Inc.)
               Notes to Consolidated Financial Statements
                              (Unaudited)


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

Note D. Commitments and contingencies

Concentration of credit risk/major customers:

During the six months ended June 30, 1997 and 1996, the Company made net sales to a significant customer of approximately $4,600,000 and $3,557,000 or 28% and 64% of its total sales.

Approximately $1,508,000 (15%) and $2,652,000 (27%) of the gross accounts receivable are due from two significant customers at June 30, 1997 and are unsecured.

Litigation:

On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company

                        Serengeti Eyewear, Inc.
                      (Formerly Solar-Mates, Inc.)
               Notes to Consolidated Financial Statements
                              (Unaudited)


has reviewed Argent's claims and believes them to be without merit. The Company has filed a motion to dismiss on jurisdictional and substantive grounds and intends to continue to vigorously defend the action, and is presently considering counterclaims.

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

On July 16, 1997 the Company received a statement from Corning detailing costs aggregating approximately $1,700,000 incurred by Corning which it claims were on behalf of the Company for the operation of Corning facilities during the period from February 13, 1997 to May 18, 1997. Corning is asking that the Company reimburse these costs which relate to operational expenses of approximately $800,000 and inventory items of approximately $900,000. The Company has requested that Corning provide documentation for these costs as they are in excess of what the Company anticipated the charges should be. To date the Company has charged $380,000 to operations and adjusted its inventory carrying value by $500,000 related to these charges. Should Corning be able to document the balance of the charges to the satisfaction of the

                        Serengeti Eyewear, Inc.
                      (Formerly Solar-Mates, Inc.)
               Notes to Consolidated Financial Statements
                              (Unaudited)


Company the Company will accrue the additional amounts at such time.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION.

          The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                         FORWARD-LOOKING STATEMENTS

          THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE NEWLY ACQUIRED SERENGETI BUSINESS, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS AND THE AVAILABILITY OF RAW MATERIAL, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

GENERAL

          Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. Since 1978, the Company has focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchants designed to enhance its sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X-Registered Trademark-sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at popular prices. This product was the predominant line of the Company from 1994 until the Company acquired Serengeti in February 1997, and has contributed significantly to the sales growth of the Company. The Company expects its Solar*X-Registered Trademark- line of sunglasses to remain its predominant line in the non-premium segment of its business.

          In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix-Registered Trademark- line, a premium sunglass line. The Company sought to emphasize sales of H2Optix-Registered Trademark- and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix-Registered Trademark- sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix-Registered Trademark- brand name recognition and broaden the distribution network for the H2Optix-Registered Trademark- product line. In 1996, the Company experienced $1.2 million in H2Optix-Registered Trademark- sales, representing approximately 9% of the Company's total sales.

          On February 13, 1997, the Company acquired (the "Acquisition") the assets of the Serengeti Eyewear division of Corning Incorporated ("Serengeti"). Corning's Serengeti Eyewear division entered the premium sunglass market in 1985 with the introduction of Drivers sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. The Serengeti Drivers line of sunglasses, which accounted for approximately 91% of plano sales of the Serengeti Eyewear division in 1996, is principally responsible for this image. The Company intends to increase Serengeti's market share by introducing new Serengeti signature styles that exploit the Serengeti brand image. In addition, the Company intends to benefit its H2Optix-Registered Trademark- line by including it within the Serengeti line, thereby tapping into Serengeti's well-established distribution networks.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

          Net sales increased 279%, from approximately $2.4 million for the three months ended June 30, 1996 to approximately $9.2 million for the same period in 1997, primarily as a result of the sales of Serengeti products subsequent to the Acquisition of the Serengeti business on February 13, 1997 (which accounted for $6.7 million of such net sales) and increased sales of the Company's non-premium products to a significant customer.

          Gross profit increased as a percentage of sales, from approximately 37% for the three months ended June 30, 1996 to approximately 55% for the same period in 1997, primarily as a result of product mix. Approximately 73% of the 1997 sales consisted of premium Serengeti products which carry gross margins significantly higher than the Company's non-premium products which comprised substantially all of the Company's sales in 1996.

     Depreciation and amortization increased by approximately $640,000 during the three months ended June 30, 1997 as a result of the amortization of the intangible assets related to the Acquisition.

     Selling expenses increased by approximately $2.2 million, from approximately $518,000 during the three months ended June 30, 1996 to approximately $2.7 million for the same period in 1997. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1997 which included an "Eye in the Sky" radio advertising campaign incurred during May and June, 1997 for Serengeti products costing approximately $1.1 million.

     General and administrative expenses increased from approximately $303,000 for the three months ended June 30, 1996 to approximately $1.9 million for the same period in 1997, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the Acquisition of the Serengeti business.

     Interest expense increased by approximately $264,000 during the three months ended June 30, 1997 as a result of the interest expense related to the Company's term loan which was used to finance the Acquisition and the interest incurred on the Company's revolving credit facility.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

          Net sales increased 187%, from approximately $5.5 million in 1996 to approximately $15.9 million in 1997, primarily as a result of the sales of Serengeti products subsequent to the Acquisition (which accounted for $9.8 million of such sales) and increased sales of the Company's non-premium products to a significant customer. The Company has continued to broaden the distribution network for its non-premium products and, as a result, during the six month period in 1997, sales to Wal-Mart Stores Inc. accounted for approximately 28% of the Company's total sales, compared to approximately 64% in 1996.

          Net sales for the full six month period ended June 30, 1997 were lower than expected due to reduced sales to one of the Company's significant customers which was in the process of reducing its own inventory levels, less than favorable spring weather conditions in what has historically been one of the Company's strong distribution markets, and backorder situations related to some of the components used in the Company's manufacturing process. The Company anticipates that these situations should be corrected during the balance of the year.

          Gross profit increased as a percentage of sales, from approximately 36% in 1996 to approximately 52% in 1997, primarily as a result of product mix. Approximately 61% of the 1997 sales consisted of premium Serengeti products which carry gross margins significantly higher than the Company's non-premium products which comprised substantially all of the Company's sales in 1996

          Depreciation and amortization increased by approximately $940,000 during the first half of 1997 as a result of the amortization of the intangible assets related to the Acquisition.

          Selling expenses increased by approximately $2.9 million, from approximately $883,000 in 1996 to approximately $3.7 million in 1997. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1997 which included an "Eye in the Sky" radio advertising campaign incurred during May and June 1997 for Serengeti products costing approximately $1.1 million.

          General and administrative expenses increased from approximately $587,000 in 1996 to approximately $2.9 million in 1997 primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the Acquisition.

          Interest expense increased by approximately $358,000 in 1997 as a result of the interest expense related to the Company's term loan which was used to finance the Acquisition and the interest incurred on the Company's revolving credit facility.

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

          The Company's liquidity improved from working capital of approximately $9.7 million at December 31, 1996 to working capital of approximately $13.7 million at June 30, 1997.

          The Company incurred approximately $770,000 in capital expenditures during the six months ended June 30, 1997 primarily relating to the expansion of its facility and the acquisition of furniture and fixtures. The Company anticipates that it will incur additional capital expenditures of approximately $100,000 related to the expansion of its warehouse facility as a result of the Acquisition.

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


                                         PART II
                                    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company has filed a motion to dismiss on jurisdictional and substantive grounds and intends to vigorously defend the action, and is presently considering counterclaims.


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 29, 1997, the Company held its annual meeting of stockholders to (i) amend the Certificate of Incorporation and Bylaws of the Company to (a) classify the Board of Directors into three classes, (b) fix the size of the Board of Directors at a minimum of nine and a maximum of fifteen directors, (c) provide that special meetings of the shareholders may be called only by the President or the Board of Directors, and not by the shareholders, (d) provide that shareholders intending to nominate candidates for election must deliver written notice to the Company not later than 90 days in advance of the meeting if the nominations relate to an election at an annual meeting, or the close of business on the seventh day following the date on which notice of any special meeting is first given to shareholders if the nominations relate to an election at a special meeting, and(e) provide that the foregoing amendments to the Certificate of Incorporation and Bylaws can be amended or repealed only with approval of 75% of the outstanding common stock, (ii) elect (a) three directors for a one year term, (b) three directors for a two year term, and (c) four directors for a three year term, and (iii) ratify and approve the selection of independent auditors of the Company to serve until the 1998 annual meeting of shareholders.

          The shareholders approved the proposed amendment to the Company's Certificate of Incorporation. The result of the vote was as follows: 1,252,284 votes were for the amendment and 10,170 votes were against the amendment. In addition, there were 1,750 abstentions with respect to this vote.

     The following individuals were elected to serve as directors until the next annual meeting:

                         VOTE FOR       VOTE WITHHELD
                         --------       -------------
Lloyd J. Fuller          1,252,284      13,150
Lucia Almquist           1,252,284      13,150
Edward Borix             1,252,284      13,150
William Keener           1,252,284      13,150
Neil Winter              1,252,284      13,150
Michael Burke            1,252,284      13,150
Stephen Nevitt           1,252,284      13,150
Milton Nevitt            1,252,284      13,150
David B. Newman          1,252,284      13,150
Michael J. Guccione      1,252,284      13,150

Of such individuals, Stephen Nevitt, Milton Nevitt, David B. Newman, Michael J. Guccione and William Keener constituted the entire Board of Directors and all served as directors of the Company immediately preceding the meeting.

          The shareholders ratified and approved the selection of Bartnick, P.A. as independent auditors of the Corporation to serve until the 1998 annual meeting of shareholders. The result of the vote was as follows: 1,252,284 votes were for the selection and 11,700 votes were against the selection.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.  Exhibit 27 - Financial Data Schedule

        (b)  REPORTS ON FORM 8-K. None.

                                       SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SERENGETI EYEWEAR, INC.


Dated: August 11, 1997                       By: /s/ Stephen Nevitt
                                                _________________________
                                                Stephen Nevitt
                                                President
                                               (Principal Executive Officer)





Dated: August 11, 1997                       By: /s/ Neil R. Winter
                                                __________________________
                                                Neil R. Winter
                                                Chief Financial Officer