Form 10QSB
period 1997-09-30
SERENGETI EYEWEAR INC
filed 1997-11-12
CIK 940183

         U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

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

    Number of shares outstanding as of October 31, 1997: 2,384,000 shares of Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format: YES: NO: X

                            SERENGETI EYEWEAR, INC.

                                     INDEX

                                     PART I

Item 1.    Financial Statements
           Consolidated Balance Sheet as of September 30, 1997.........................          3
           Consolidated Statements of Operations for the Three Months and Nine Months
           Ended September 30, 1997 and 1996...........................................          5
           Consolidated Statements of Cash Flows for the Nine Months Ended September
           30, 1997 and 1996...........................................................          6
           Notes to Consolidated Financial Statements..................................          7
Item 2.    Management's Discussion and Analysis or Plan of Operation...................         14
                                             Part II
Item 1.    Legal Proceedings...........................................................         20
Item 6.    Exhibits and Reports on Form 8-K............................................         21
Signatures                                                                                      22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                     ASSETS

Current Assets:
    Cash.......................................................................  $  596,907
    Accounts receivable -- trade...............................................   7,718,557
    Other receivables..........................................................      10,303
    Inventories................................................................  14,349,451
    Prepaid expenses...........................................................   1,149,121
                                                                                 ----------
    Total current assets.......................................................  23,824,339
Fixed assets--net of accumulated depreciation..................................   2,283,793
Other assets:
    Goodwill...................................................................  12,495,612
    Deferred acquisition costs.................................................   1,550,124
    Prepaid expenses--non-current..............................................     150,000
    Accounts receivable--stockholders..........................................      45,215
    Patents and trademarks--net................................................   4,466,758
    Other assets...............................................................      27,183
                                                                                 ----------
                                                                                 $44,843,024
                                                                                 ----------
                                                                                 ----------

See accompanying notes to financial statements.

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                  (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable--bank...........................................................  $3,525,000
  Note payable--stockholder....................................................      30,516
  Current portion of long-term debt............................................      50,000
  Accounts payable--related party..............................................      40,812
  Income taxes payable.........................................................       8,400
  Accounts payable.............................................................   5,499,728
  Accrued expenses.............................................................   1,390,728
                                                                                 ----------
    Total current liabilities..................................................  10,545,184
                                                                                 ----------
Long-term debt.................................................................     135,696
Note payable -- bank...........................................................   7,750,000
Commitments and contingencies
Stockholders' equity Preferred stock, $.001 par value, 1,000,000 shares authorized 22,500 shares issued and outstanding..............................  20,925,000
Common stock, $.001 par value, 10,000,000 shares authorized, 2,384,000 shares
  issued and outstanding.......................................................       2,384
Additional paid in capital.....................................................   4,279,276
Retained earnings..............................................................   1,205,484
                                                                                 ----------
    Total stockholders' equity.................................................  26,412,144
                                                                                 ----------
                                                                                 $44,843,024
                                                                                 ----------
                                                                                 ----------

See accompanying notes to financial statements.

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                     THREE MONTHS                 NINE MONTHS
                                                              --------------------------  ---------------------------
                                                                  1997          1996          1997           1996
                                                              ------------  ------------  -------------  ------------
Net sales...................................................  $  8,376,546  $  1,865,166  $  24,280,638  $  7,406,439
Cost of goods sold..........................................     3,882,554     1,212,358     11,587,872     4,776,085
                                                              ------------  ------------  -------------  ------------
Gross profit................................................     4,493,992       652,808     12,692,766     2,630,354
                                                              ------------  ------------  -------------  ------------
Operating expenses:
  Depreciation and amortization.............................       588,684        31,496      1,591,653        94,488
  Selling expenses..........................................     1,273,531       550,221      5,009,826     1,433,645
  General and administrative, expenses......................     2,319,685       354,309      5,253,125       940,907
                                                              ------------  ------------  -------------  ------------
Total operating expenses....................................     4,181,900       936,026     11,854,604     2,469,040
                                                              ------------  ------------  -------------  ------------
Income (loss) from operations...............................       312,092      (283,218)       838,162       161,314
                                                              ------------  ------------  -------------  ------------
Other (expenses) income:
  Other (expense) income....................................         8,198       --              40,719       --
  Interest..................................................      (337,551)      (57,361)      (836,443)     (197,789)
                                                              ------------  ------------  -------------  ------------
                                                                  (329,353)      (57,361)      (795,724)     (197,789)
                                                              ------------  ------------  -------------  ------------
Income (loss) before taxes..................................       (17,261)     (340,579)        42,438       (36,475)
Provision for income taxes
  Current...................................................         8,300        82,000         (8,400)      (12,400)
                                                              ------------  ------------  -------------  ------------
Net income..................................................  $     (8,961) $   (258,579) $      34,038  $    (48,875)
                                                              ------------  ------------  -------------  ------------
                                                              ------------  ------------  -------------  ------------
Per share information:
  Net income per share:
    Primary.................................................  $       (.00) $       (.11) $         .01  $       (.02)
                                                              ------------  ------------  -------------  ------------
                                                              ------------  ------------  -------------  ------------
    Fully diluted...........................................  $       (.00) $       (.11) $         .00  $       (.02)
                                                              ------------  ------------  -------------  ------------
                                                              ------------  ------------  -------------  ------------
Weighted average shares:
    Primary.................................................     2,384,000     2,384,000      2,632,823     2,384,000
                                                              ------------  ------------  -------------  ------------
                                                              ------------  ------------  -------------  ------------
    Fully diluted...........................................    13,589,179     2,384,000     13,837,854     2,384,000
                                                              ------------  ------------  -------------  ------------
                                                              ------------  ------------  -------------  ------------

See accompanying notes to financial statements.

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                             1997          1996
                                                                                         -------------  ----------
Cash flows from operating activities...................................................  $   4,959,463  $  132,714
                                                                                         -------------  ----------
Cash flows from investing activities:
  Acquisition of business interest.....................................................    (26,427,926)     --
  Acquisitions of patents and trademarks...............................................        (22,698)     (6,159)
  Acquisition of other assets..........................................................       --          (112,036)
  Purchase of fixed assets.............................................................       (898,240)   (219,877)
                                                                                         -------------  ----------
    Net cash provided by (used in) investing activities................................    (27,348,864)   (338,072)
                                                                                         -------------  ----------
Cash flows from financing activities:
  Increases in stockholder advances....................................................       --            45,214
  Increase in deferred acquisition costs...............................................     (1,065,548)    (15,000)
  Repayments of related party debt.....................................................       (182,449)    (13,394)
  Proceeds from the sale of preferred stock............................................     13,950,000      --
  S corporation distribution...........................................................       --           (92,365)
  Proceeds from bank borrowings........................................................     11,900,000      --
  Repayment of bank loans..............................................................     (2,125,000)     --
  Proceeds from long term borrowings...................................................       --            22,318
  Principal payments on notes payable--other...........................................       (123,422)   (106,362)
                                                                                         -------------  ----------
    Net cash provided by (used in)
    Financing activities...............................................................     22,353,581    (159,589)
                                                                                         -------------  ----------
Net increase (decrease) in cash........................................................        (35,820)   (364,947)
Beginning--cash balance................................................................        632,727     479,256
                                                                                         -------------  ----------
Ending--cash balance...................................................................  $     596,907  $  114,309
                                                                                         -------------  ----------
                                                                                         -------------  ----------

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

INVENTORIES

Inventories, consisting principally of finished goods and work in process, are valued at the lower of cost or market on a first in--first out basis.

The cost of sales for the periods presented have been determined using the gross profit method.

INCOME TAXES

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates (34%--adjusted for the surtax exemption) primarily as a result of state income taxes net of the federal benefit (3%).

EARNINGS PER SHARE

Primary earnings per share amounts are computed based upon the weighted average number of shares actually outstanding plus the

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The fully diluted earnings per share amount is based on an increased number of shares that would be outstanding assuming conversion of the convertible preferred stock. During periods in which a loss was incurred common stock equivalents are not considered in the computation as their effect would be anti-dilutive.

NOTE B. NOTE PAYABLE--BANK

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

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The Company is currently discussing with the bank the restructuring of certain of the financial covenants.


NOTE C. STOCKHOLDERS' EQUITY

During December, 1994 the Company adopted a stock option plan to be administered by the Board of Directors. The plan provides for the granting of options for specified individuals to purchase common stock at an exercise price to be determined by the Board of Directors. No option may be granted after January, 2005 and no option may be granted for a period of greater than 10 years. The total number of shares with respect to which options may be granted under the plan is 1,500,000. A total of 1,410,000 options have been granted under the plan at September 30, 1997 at prices ranging from $2.94 to $3.24.

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

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking

                           SERENGETI EYEWEAR, INC.
                         (FORMERLY SOLAR-MATES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At September 30, 1997 dividends aggregating 1,045 shares of preferred stock were due and payable to RBB.

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

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


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

NOTE D. COMMITMENTS AND CONTINGENCIES

Concentration of credit risk/major customers:

During the nine months ended September 30, 1997, the Company made net sales to significant customers of approximately $6,118,000 and $3,496,000 or 24% and 14% of its total sales.

Approximately $2,327,000, $926,654 and $760,000 of the gross accounts receivable are due from three customers at September 30, 1997 and are unsecured.

Litigation:

On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any

                            SERENGETI EYEWEAR, INC.
                          (FORMERLY SOLAR-MATES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be without merit. The Company has filed a motion to dismiss on jurisdictional and substantive grounds and intends to continue to vigorously defend the action, and is presently considering counterclaims.

Commitments:

During January and February, 1997, the Company entered into employment agreements with certain officers and sales personnel. These agreements call for aggregate salaries of $822,000 in 1997, $936,000 in 1998, $1,029,000 in 1999 and
$69,000 in 2000 and auto allowances aggregating $36,000 per year. Also included in the contracts is certain bonus compensation and options to purchase up to 485,000 shares of common stock at a price of $2.94 per share through August, 1999 based on sales and profit targets set by the Company.

NOTE E. ACQUISITION OF BUSINESS INTEREST

On February 13, 1997, the Company changed its name to Serengeti Eyewear, Inc. in conjunction with the acquisition of certain assets of the Serengeti Eyewear division of Corning Incorporated used in the design, manufacture and distribution of Serengeti brand sunglasses. The Company acquired the Serengeti assets for cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock and the borrowings under the credit facility described above.

On July 16, 1997, the Company received a statement from Corning detailing costs aggregating approximately $1,700,000 incurred by Corning which it claims were on behalf of the Company for the operation of Corning facilities during the period from February 13, 1997 to May 18, 1997. Corning is asking that the Company reimburse these costs which relate to operational expenses of approximately $800,000 and inventory items of approximately $900,000. The Company has requested that Corning provide documentation for these costs as they are in excess of what the Company anticipated the charges should be. To date the Company has charged approximately $427,000 to operations and adjusted its inventory carrying value by $500,000 related to these charges.

                            SERENGETI EYEWEAR, INC.
                           (FORMERLY SOLAR-MATES, INC.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Should Corning be able to document the balance of the charges to the satisfaction of the Company the Company will accrue the additional amounts at such time.

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

    In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix-Registered Trademark-line, a premium sunglass line. The Company sought to emphasize sales of H2Optix-Registered Trademark- and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix-Registered Trademark- sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix-Registered Trademark- brand name recognition and broaden the distribution network for the H2Optix-Registered Trademark- product line. In 1996, the Company experienced $1.2 million in H2Optix-Registered Trademark-sales, representing approximately 9% of the Company's total sales.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net sales increased 342%, from approximately $1.9 million for the three months ended September 30, 1996 to approximately $8.4 million for the same period in 1997, primarily as a result of the sales of Serengeti products subsequent to the Acquisition of the Serengeti business on February 13, 1997 (which accounted for $6.1 million of such net sales) and increased sales of the Company's non-premium products to a significant customer.

    Gross profit increased as a percentage of sales, from approximately 35% for the three months ended September 30, 1996 to approximately 54% for the same period in 1997, primarily as a result of product mix. Approximately 73% of the 1997 sales consisted of premium Serengeti products which carry gross margins significantly higher than the Company's non-premium products which comprised substantially all of the Company's sales in 1996.

    Depreciation and amortization increased by approximately $558,000 during the three months ended September 30, 1997 as a result of the amortization of the intangible assets related to the Acquisition.

    Selling expenses increased from approximately $550,000 during the three months ended September 30, 1996 to approximately $1.3 million for the same period in 1997. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1997.

    General and administrative expenses increased from approximately $354,000 for the three months ended September 30, 1996 to approximately $2.3 million for the same period in 1997, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the Acquisition of the Serengeti business.

    Interest expense increased by approximately $281,000 during the three months ended September 30, 1997 as a result of the interest expense related to the Company's term loan which was used to finance the Acquisition and the interest incurred on the Company's revolving credit facility.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1996

    Net sales increased 228%, from approximately $7.4 million in 1996 to approximately $24.3 million in 1997, primarily as a result of the sales of Serengeti products subsequent to the

Acquisition (which accounted for $15.9 million of such sales) and increased sales of the Company's non-premium products to a significant customer. The Company has continued to broaden the distribution network for its non-premium products and, as a result, during the nine month period in 1997, sales to Wal-Mart Stores Inc. accounted for approximately 24% of the Company's total sales, compared to approximately 65% in 1996.

    Net sales for the nine month period ended September 30, 1997 were lower than expected due to reduced sales to one of the Company's significant customers which was in the process of reducing its own inventory levels, less than favorable spring weather conditions in what has historically been one of the Company's strong distribution markets, and backorder situations related to some of the components used in the Company's manufacturing process. These situations improved during the third quarter and the Company anticipates that they should continue to improve during the balance of the year.

    Gross profit increased as a percentage of sales, from approximately 36% in 1996 to approximately 52% in 1997, primarily as a result of product mix. Approximately 65% of the 1997 sales consisted of premium Serengeti products which carry gross margins significantly higher than the Company's non-premium products which comprised substantially all of the Company's sales in 1996.

    Depreciation and amortization increased by approximately $1.5 million during 1997 as a result of the amortization of the intangible assets related to the Acquisition.

    Selling expenses increased from approximately $1.4 million in 1996 to approximately $5.0 million in 1997. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1997 which included an "Eye in the Sky" radio advertising campaign incurred during May and June 1997 for Serengeti products costing approximately $1.1 million.

    General and administrative expenses increased from approximately $941,000 in 1996 to approximately $5.3 million in 1997 primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the Acquisition.

    Interest expense increased by approximately $638,000 in 1997 as a result of the interest expense related to the Company's term loan which was used to finance the Acquisition and the interest incurred on the Company's revolving credit facility.

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

    The Company's liquidity improved from working capital of approximately $9.7 million at December 31, 1996 to working capital of approximately $13.3 million at September 30, 1997.

    The Company incurred approximately $898,000 in capital expenditures during the nine months ended September 30, 1997 primarily relating to the expansion of its facility and the acquisition of furniture and fixtures. The Company anticipates that it will incur additional capital expenditures of approximately $100,000 for the remainder of 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. Exhibit 27--Financial Data Schedule

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SERENGETI EYEWEAR, INC.


Dated: October 31, 1997                        By: /s/ STEPHEN NEVITT
                                                  ---------------------
                                                  Stephen Nevitt
                                                  President
                                                  (Principal Executive Officer)





Dated: October 31, 1997                        By: /s/ NEIL R. WINTER
                                                   --------------------
                                                   Neil R. Winter
                                                   Chief Financial Officer