Form 10QSB/A
period 1997-03-31
SERENGETI EYEWEAR INC
filed 1998-01-28
CIK 940183

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                           Serengeti Eyewear, Inc.
                                     Index

                   Part I
Item 1.            Financial Statements

                   Consolidated Balance Sheet as of March 31,
                   1997..........................................      3

                   Consolidated Statements of Operations and
                   for the Three Months Ended March 31, 1997
                   and 1996......................................      5

                   Consolidated Statements of Cash Flows for
                   the Three Months Ended March 31, 1997 and
                   1996..........................................      6

                   Notes to Consolidated Financial Statements....      7

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations....................................     14

                   Part II

Item 1.            Legal Proceedings.............................     20

Item 4.            Submission of Matters to a Vote of Security
                   Holders.......................................     20

Item 6.            Exhibits and Reports on Form 8-K..............     21

                   Signatures....................................     22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            Serengeti Eyewear, Inc,
                          (Formerly Solar-Mates, Inc.)
                           Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash.................................................. $   428,397
  Accounts receivable -- trade..........................   7,570,992
  Other receivables.....................................      66,405
  Inventories...........................................  13,419,401
  Prepaid expenses......................................   1,371,002
                                                          ----------
    Total current assets................................  22,856,197

Fixed assets--net of accumulated depreciation...........   1,822,955

Other assets:
  Goodwill..............................................  11,910,135
  Prepaid expenses--non-current.........................     136,618
  Accounts receivable--stockholders.....................      45,215
  Patents and trademarks--net...........................   4,875,000
  Other assets..........................................      43,746
                                                         -----------
                                                         $41,689,866
                                                         -----------
                                                         -----------

                  See accompanying notes to financial statements.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                          Consolidated Balance Sheet
                               March 31, 1997
                                 (Unaudited)
                                 (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable--bank..................................... $ 1,375,000
  Note payable--stockholder..............................     127,494
  Current portion of long-term debt......................      42,880
  Accounts payable--related party........................      75,406
  Income taxes payable...................................     249,081
  Deposits...............................................      80,534
  Accounts payable.......................................   3,082,069
  Accrued dividends......................................     351,000
  Accrued expenses.......................................   1 145,888
                                                          -----------
    Total current liabilities............................   6,529,352
                                                          -----------

Long-term debt...........................................     101,718
Note payable -- bank.....................................   8,625,000

Commitments and contingencies
Stockholders' equity Preferred stock,
  $.001 par value, 1,000,000 shares authorized
  22,500 shares issued and outstanding...................  20,925,000
Common stock, $.001 par value, 10,000,000 shares
  authorized, 2,384,000 shares issued and
  outstanding............................................       2,384
Additional paid in capital...............................  10,586,094
Retained earnings........................................  (5,079,682)
                                                          -----------
Total stockholders' equity...............................  26,433,796
                                                          -----------
                                                          $41,689,866
                                                          -----------
                                                          -----------

    See accompanying notes to financial statements.

                            Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                   Consolidated Statements of Operations
            For The Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                             1997           1996
                                                         -------------  ------------

Net sales..............................................  $   6,734,727  $  3,123,909
Cost of goods sold.....................................      3,594,639     2,052,379
                                                         -------------  ------------
Gross profit...........................................      3,140,088     1,071,530
                                                         -------------  ------------
  Operating expenses:
    Depreciation and amortization......................        329,995        22,698
    Selling expenses...................................        995,683       365,921
    General and administrative, expenses...............      1,001,679       292,659
                                                         -------------  ------------
Total operating expenses...............................      2,327,357       681,278
                                                         -------------  ------------
Income from operations.................................        812,731       390,252
                                                         -------------  ------------

Other expenses (income):
  Other income.........................................        (39,443)         --
  Interest.............................................        206,632       112,260
                                                         -------------  ------------
                                                               167,189       112,260
                                                         -------------  ------------
Income before income taxes.............................        645,542       277,992

Provision for income taxes
  Current..............................................       (238,851)     (102,800)
                                                         -------------  ------------
Net income.............................................        406,691       175,192
Preferred stock dividends *............................      3,983,000          --
                                                         -------------  ------------
Net income (loss) available to Common shareholders.....  $  (3,576,309) $    175,192
                                                         -------------  ------------
                                                         -------------  ------------

Per share information:
  Net income (loss) per share:
    Primary............................................  $       (1.50) $        .07
                                                         -------------  ------------
                                                         -------------  ------------
    Fully diluted......................................  $       (1.50) $        .07
                                                         -------------  ------------
                                                         -------------  ------------
  Weighted average shares:
    Primary............................................      2,384,000     2,397,575
                                                         -------------  ------------
                                                         -------------  ------------
    Fully diluted......................................      2,384,000     2,397,575
                                                         -------------  ------------
                                                         -------------  ------------

                 See accompanying notes to financial statements.

* Amounts have been restated from those previously reported to reflect a stock dividend which is convertible at a discount from the market value at the date of issuance (see Note F).

                             Serengeti Eyewear, Inc.
                          (Formerly Solar-Mates, Inc.)
                     Consolidated Statements of Cash Flows
             For The Three Months Ended March 31, 1997 and 1996

                                                                  1997           1996
                                                              -------------  ------------
Cash flows from operating activities........................  $   5,179,813  $    687,120
                                                              -------------  ------------
Cash flows from investing activities:
  Acquisition of business interest..........................    (26,621,898)         --
  Acquisitions of patents and trademarks....................           --          (3,500)
  Purchase of fixed assets..................................       (300,457)      (28,966)
                                                              -------------  ------------
    Net cash provided by (used in) investing activities.....    (26,922,355)      (32,466)
                                                              -------------  ------------

Cash flows from financing activities:
  Increase in deferred acquisition costs....................       (861,220)         --
  Proceeds from the sale of preferred stock.................     13,950,000          --
  S corporation distribution................................           --         (92,635)
  Proceeds from bank borrowings.............................     10,000,000          --
  Repayment of bank loans...................................     (1,500,000)         --
  Principal payments on notes payable--other................        (50,568)       (7,689)
                                                              -------------  ------------
    Net cash provided by (used in) Financing activities.....     21,538,212      (100,324)
                                                              -------------  ------------

Net increase (decrease) in cash.............................       (204,330)      554,330
Beginning--cash balance.....................................        632,737       479,256
                                                              -------------  ------------
Ending--cash balance........................................  $     428,397  $  1,033,586
                                                              -------------  ------------
                                                              -------------  ------------

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

                               Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



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

                               Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


    On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At March 31, 1997 dividends aggregating 351 valued at $351,000 shares of preferred stock were due and payable to RBB.

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

                               Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Litigation:

    On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be without merit. The Company intends to vigorously defend the action and is presently considering counterclaims. The Company cannot estimate the potential range of loss (if any).

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

                               Solar-Mates, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock and the borrowings under the credit facility described above.

Note F. Restatement of Stockholders Equity

    In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market price at the date of issuance. The SEC's position is that a dividend should be recorded for the difference between the conversion price and the quoted market price of the common stock at the date of issuance. To comply with this position, the Company restated its financial statements to reflect a dividend of $3,750,000 at March 31, 1997, related to the sale of the convertible preferred stock discussed in Note C.

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

    (a) Exhibits.

        Exhibit 27--Financial Data Schedule (previously filed)

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

                                       Serengeti Eyewear, Inc. (Registrant)

Dated: January 27, 1998                 By: /s/ Stephen Nevitt
                                        -----------------------
                                        Stephen Nevitt
                                        President
                                       (Principal Executive Officer)




Dated: January 27, 1998                 By: /s/ Neil R. Winter
                                        -----------------------
                                        Neil R. Winter
                                        Chief Financial Officer