Form 10QSB/A
period 1997-06-30
SERENGETI EYEWEAR INC
filed 1998-01-28
CIK 940183

                     U.S. Securities and Exchange Commission
                              Washington, D.C.  20549


                                   FORM 10-QSB/A


             QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


                   For the quarterly period ended: June 30, 1997



                          Commission file number: 0-26022


                               Serengeti Eyewear, Inc.
          (Exact Name of Small Business Issuer as specified in its charter)


         New York                               65-0665659
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
YES:  X  NO:
    ----    ----


     Number of shares outstanding as of August 13, 1997: 2,384,000 shares of Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: YES:    NO: X
                                                   ----   ----

                               Serengeti Eyewear, Inc.

                                        Index



                                       Part I

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
               June 30, 1997                                          3

          Consolidated Statements of Operations for the
               Three Months and Six Months Ended June 30,
               1997 and 1996                                          5

          Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996                6

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis or Plan
               of Operation                                          14

                                      Part II

Item 1.   Legal Proceedings                                           21

Item 4    Submission of Matters to a Vote of Security
          Holders                                                     21

Item 6.   Exhibits and Reports on Form 8-K                            23

          Signatures                                                  24

                                        PART I
                                FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                             Consolidated Balance Sheet
                                   June 30, 1997
                                    (Unaudited)


                                       ASSETS


Current Assets:

     Cash                                                               $  4,562
     Accounts receivable - trade                                       9,707,588
     Other receivables                                                    76,496
     Inventories                                                      11,755,568
     Prepaid expenses                                                  1,023,865
                                                                     -----------
      Total current assets                                            22,568,079

Fixed assets - net of accumulated
     depreciation                                                      1,982,468

Other assets:
     Goodwill                                                         14,134,721
     Prepaid expenses - non-current                                      150,000
     Accounts receivable - stockholders                                   45,215
     Patents and trademarks - net                                      4,716,433
     Other assets                                                         26,883
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

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                             Consolidated Balance Sheet
                                   June 30, 1997
                                    (Unaudited)
                                    (Continued)


                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Note payable - bank                                              $ 2,250,000
   Note payable - stockholder                                            80,014
   Current portion of long-term debt                                     45,000
   Accounts payable - related party                                      49,269
   Income taxes payable                                                  16,700
   Accounts payable                                                   4,613,541
   Accrued dividends                                                    698,000
   Accrued expenses                                                   1,778,082
                                                                   ------------
     Total current liabilities                                        9,530,606
                                                                   ------------


Long-term debt                                                          182,588
Note payable - bank                                                   8,187,500

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000
 shares authorized 22,500 shares issued
 and outstanding                                                     20,925,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                                                   2,384
Additional paid in capital                                           10,586,094
Retained earnings                                                    (5,790,373)
                                                                   ------------
       Total stockholders' equity                                    25,723,105
                                                                   ------------

                                                                    $43,623,799
                                                                   ------------
                                                                   ------------
See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                       Consolidated Statements of Operations
          For The Three Months and Six Months Ended June 30, 1997 and 1996
                                    (Unaudited)

                                  Three Months                 Six Months
                          --------------------------   -------------------------
                              1997          1996            1997         1996
                          ------------  ------------   ------------- -----------

Net sales                   $9,169,365    $2,417,364     $15,904,092  $5,541,273

Cost of goods sold           4,110,679     1,511,348       7,705,318   3,563,727
                          ------------  ------------   ------------- -----------

Gross profit                 5,058,686       906,016       8,198,774   1,977,546
                          ------------  ------------   ------------- -----------

Operating expenses:
  Depreciation and
   amortization                672,974        31,496       1,002,969      62,992
  Selling expenses           2,740,612       517,503       3,736,295     883,424
  General and
    administrative,
    expenses                 1,931,761       302,737       2,933,440     586,598
                          ------------  ------------   ------------- -----------
Total operating expenses     5,345,347       851,736       7,672,704   1,533,014
                          ------------  ------------   ------------- -----------
Income from operations        (286,661)       54,280         526,070     444,532
                          ------------  ------------   ------------- -----------

Other (expenses) income:
   Other (expense) income       (6,922)         -             32,521        -
   Interest                   (292,260)      (28,168)       (498,892)  (140,428)
                          ------------  ------------   ------------- -----------
                              (299,182)      (28,168)       (466,371)  (140,428)
                          ------------  ------------   ------------- -----------

Income before
 income taxes                 (585,843)       26,112          59,699     304,104

Provision for
 income taxes
 Current                       222,151        (8,400)        (16,700)  (94,400)
                          ------------  ------------   ------------- -----------

Net income (loss)             (363,692)       34,512          42,999     209,704
 Preferred stock
  dividends(*)                 347,000          -          4,330,000        -
                          ------------  ------------   ------------- -----------

Net income (loss)
 available
 To common shareholders      $(710,692)      $34,512     $(4,287,001)   $209,704
                          ------------  ------------   ------------- -----------
                          ------------  ------------   ------------- -----------

Per share information:
  Net income per share:      $    (.30)   $      .01    $      (1.80)  $     .09
                          ------------  ------------   ------------- -----------
                          ------------  ------------   ------------- -----------

Weighted average shares:     2,384,000     2,384,000       2,384,000  2,384,000
                          ------------  ------------   ------------- -----------
                          ------------  ------------   ------------- -----------

See accompanying notes to financial statements.

------------------
(*) Amounts have been restated from those previously reported to reflect a stock dividend which is convertible at a discount from the market value at the date of issuance (see Note F).

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                       Consolidated Statements of Cash Flows
                  For The Six Months Ended June 30, 1997 and 1996



                                                             1997        1996
                                                        -----------  -----------

Cash flows from operating activities                    $ 4,806,955  $  330,338
                                                        -----------  -----------

Cash flows from investing activities:
  Acquisition of business interest                      (26,627,209)       -
  Acquisitions of patents and trademarks                    (22,373)     (4,644)
  Purchase of fixed assets                                 (661,921)   (163,663)
                                                        -----------  -----------
          Net cash provided by (used in)
          investing activities                          (27,311,503)   (168,307)
                                                        -----------  -----------

Cash flows from financing activities:
  Increases in stockholder advances                            -         45,214
  Increase in deferred acquisition costs                   (861,220)    (15,000)
  Repayments of related party debt                         (124,493)     (8,949)
  Proceeds from the sale of preferred stock              13,950,000        -
  S corporation distribution                                   -        (92,365)
  Proceeds from bank borrowings                          10,750,000        -
  Repayment of bank loans                                (1,812,500)       -
  Proceeds from long term borrowings                           -         24,325
  Principal payments on notes payable - other               (25,404)    (79,752)
                                                        -----------  -----------
          Net cash provided by (used in)
          Financing activities                           21,876,383    (126,527)
                                                        -----------  -----------

Net increase (decrease) in cash                            (628,165)     35,504
Beginning - cash balance                                    632,727     479,256
                                                        -----------  -----------
Ending - cash balance                                    $    4,562  $  514,760
                                                        -----------  -----------
                                                        -----------  -----------


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

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


Note C. Stockholders' equity

During December, 1994 the Company adopted a stock option plan to be administered by the Board of Directors. The plan provides for the granting of options for specified individuals to purchase common stock at an exercise price to be determined by the Board of Directors. No option may be granted after January, 2005 and no option may be granted for a period of greater than 10 years. The total number of shares with respect to which options may be granted under the plan is 1,500,000. A total of 1,410,000 options have been granted under the plan at June 30, 1997 at prices ranging from $2.94 to$3.24.

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

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At June 30, 1997 dividends aggregating 698 shares valued at $698,000 were due and payable to RBB.

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

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


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

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


Litigation:

On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be without merit. The Company has filed a motion to dismiss on jurisdictional and substantive grounds and intends to continue to vigorously defend the action, and is presently considering counterclaims. The Company is unable to estimate a range of loss (if any).

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

Note E. Acquisition of business interest

On February 13, 1997 the Company changed its name to Serengeti Eyewear, Inc. in conjunction with the acquisition of certain

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


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

Note F. Restatement of Stockholders' Equity

In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for preferred stock which is convertible at a discount from the market price at the date of issuance. The SEC's position is that a dividend should be recorded for the difference between the conversion price and the quoted price of the common stock at the date of issuance. To comply with this position, the Company restated its financial statements to reflect a dividend of $3,750,000 at March 31, 1997, related to the sale of convertible preferred stock discussed in note C.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                     (Unaudited)


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

Results of Operations

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996

     Net sales increased 279%, from approximately $2.4 million for the three months ended June 30, 1996 to approximately $9.2 million for the same period in 1997, primarily as a result of the sales of Serengeti products subsequent to the Acquisition of the Serengeti business on February 13, 1997(which accounted for $6.7 million of such net sales) and increased sales of the Company's non-premium products to a significant customer.

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

     Selling expenses increased by approximately $2.2 million,from approximately $518,000 during the three months ended June 30, 1996 to approximately $2.7 million for the same period in 1997. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1997 which included an "Eye in the Sky" radio advertising campaign incurred during May and June, 1997 for Serengeti products costing approximately $1.1 million.

     General and administrative expenses increased from approximately$303,000 for the three months ended June 30, 1996 to approximately $1.9 million for the same period in 1997, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company anticipates that its general and administrative cost will continue to increase with the growth of its business, and particularly in light of the Acquisition of the Serengeti business.

     Interest expense increased by approximately$264,000 during the three months ended June 30, 1997 as a result of the interest expense related to the Company's term loan which was used to finance the Acquisition and the interest incurred on the Company's revolving credit facility.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 29, 1997, the Company held its annual meeting of stockholders to (i) amend the Certificate of Incorporation and Bylaws of the Company to(a) classify the Board of Directors into three classes, (b) fix the size of the Board of Directors at a minimum of nine and a maximum of fifteen directors, (c) provide that special meetings of the shareholders may be called only by the President or the Board of Directors, and not by the shareholders, (d) provide that shareholders intending to nominate candidates for election must deliver written notice to the Company not later than 90 days in advance of the meeting if the nominations relate to an election at an annual meeting, or the close of business on the seventh day following the date on which notice of any special meeting is first given to shareholders if the nominations relate to an election at a special meeting, and(e) provide that the foregoing amendments to the Certificate of Incorporation and Bylaws can be amended or repealed only with approval of 75% of the outstanding common stock, (ii) elect
(a) three directors for a one year term, (b) three directors for a two year term, and (c) four directors for a three year term, and (iii) ratify and approve the selection of independent auditors of the Company to serve until the 1998 annual meeting of shareholders.

     The shareholders approved the proposed amendment to the Company's Certificate of Incorporation. The result of the vote was as follows:
1,252,284 votes were for the amendment and 10,170 votes were against the amendment. In addition, there were 1,750 abstentions with respect to this vote.

     The following individuals were elected to serve as directors until the next annual meeting:

                          Vote For       Vote Withheld
                         ---------      ---------------
Lloyd J. Fuller          1,252,284           13,150
Lucia Almquist           1,252,284           13,150
Edward Borix             1,252,284           13,150
William Keener           1,252,284           13,150
Neil Winter              1,252,284           13,150
Michael Burke            1,252,284           13,150
Stephen Nevitt           1,252,284           13,150
Milton Nevitt            1,252,284           13,150
David B. Newman          1,252,284           13,150
Michael J. Guccione      1,252,284           13,150

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

     (a)  Exhibits.  Exhibit 27 - Financial Data Schedule (previously filed).

         (b)  Reports on Form 8-K. None.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SERENGETI EYEWEAR, INC.


Dated: January 27, 1998      By: /s/ Stephen Nevitt
                                 -----------------------------
                                 Stephen Nevitt
                                 President
                                 (Principal Executive Officer)





Dated: January 27, 1998      By: /s/ Neil R. Winter
                                 -----------------------------
                                 Neil R. Winter
                                 Chief Financial Officer