Form 10QSB/A
period 1997-09-30
SERENGETI EYEWEAR INC
filed 1998-01-28
CIK 940183

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

                         Serengeti Eyewear, Inc.

                                  Index


                                  Part I

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 1997     3

           Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 30, 1997 and
           1996                                                    5

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1997 and 1996                6

           Notes to Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis or Plan of
           Operation                                              14

                                Part II

Item 1.    Legal Proceedings                                      21

Item 6.    Exhibits and Reports on Form 8-K                       22

Signatures                                                        23

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            Serengeti Eyewear, Inc.
                          (Formerly Solar-Mates, Inc.)
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)


                           ASSETS

Current Assets:
 Cash................................................  $     596,907
 Accounts receivable -- trade........................      7,718,557
 Other receivables...................................         10,303
 Inventories.........................................     14,349,451
 Prepaid expenses....................................      1,149,121
                                                       -------------
  Total current assets...............................     23,824,339

Fixed assets--net of accumulated depreciation........      2,283,793

Other assets:
 Goodwill............................................     14,045,736
 Prepaid expenses--non-current.......................        150,000
 Accounts receivable--stockholders...................         45,215
 Patents and trademarks--net.........................      4,466,758
 Other assets........................................         27,183
                                                       -------------
                                                       $  44,843,024
                                                       -------------
                                                       -------------

    See accompanying notes to financial statements.

                            Serengeti Eyewear, Inc.
                          (Formerly Solar-Mates, Inc.)
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)
                                   (Continued)


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable--bank.................................. $    3,525,000
 Note payable--stockholder...........................         30,516
 Current portion of long-term debt...................         50,000
 Accounts payable--related party.....................         40,812
 Income taxes payable................................          8,400
 Accounts payable....................................      5,499,728
 Accrued dividends...................................      1,045,000
 Accrued expenses....................................      1,390,728
                                                        ------------
  Total current liabilities..........................     11,590,184
                                                        ------------

Long-term debt.......................................        135,696
Note payable -- bank.................................      7,750,000

Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares
  authorized 22,500 shares issued and outstanding....     20,925,000
Common stock, $.001 par value, 10,000,000 shares
 authorized, 2,384,000 shares issued and
 outstanding.........................................          2,384
Additional paid in capital...........................     10,586,094
Retained earnings....................................     (6,146,334)
                                                        ------------
  Total stockholders' equity.........................     25,367,144
                                                        ------------
                                                      $   44,843,024
                                                        ------------
                                                        ------------

       See accompanying notes to financial statements.

                        Serengeti Eyewear, Inc.
                      (Formerly Solar-Mates, Inc.)
                  Consolidated Statements of Operations
For The Three Months and Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)

                                                      THREE MONTHS               NINE MONTHS
                                               --------------------------  -------------------------
                                                   1997          1996          1997         1996
                                               ------------  ------------  -------------  ----------
Net sales....................................  $  8,376,546  $  1,865,166  $24,280,638  $7,406,439
Cost of goods sold...........................     3,882,554     1,212,358   11,587,872   4,776,085
                                               ------------  ------------  -----------  ----------
Gross profit.................................     4,493,992       652,808   12,692,766   2,630,354
                                               ------------  ------------  -----------  ----------
Operating expenses:
 Depreciation and amortization...............       588,684        31,496    1,591,653      94,488
 Selling expenses............................     1,273,531       550,221    5,009,826   1,433,645
 General and administrative, expenses........     2,319,685       354,309    5,253,125     940,907
                                               ------------  ------------  -----------  ----------
Total operating expenses.....................     4,181,900       936,026   11,854,604   2,469,040
                                               ------------  ------------  -----------  ----------
Income (loss) from operations................       312,092      (283,218)     838,162     161,314
                                               ------------  ------------  -----------  ----------
Other (expenses) income:
 Other (expense) income......................         8,198       --            40,719      --
 Interest....................................      (337,551)      (57,361)    (836,443)   (197,789)
                                               ------------  ------------  -----------  ----------
                                                   (329,353)      (57,361)    (795,724)   (197,789)
                                               ------------  ------------  -----------  ----------
Income (loss) before taxes...................       (17,261)     (340,579)      42,438     (36,475)
Provision for income taxes
  Current....................................         8,300        82,000       (8,400)    (12,400)
                                               ------------  ------------  -----------  ----------
Net income (loss)............................        (8,961)     (258,579)      34,038     (48,875)
Preferred stock dividends *..................      (347,000)      --         4,677,000      --
                                               ------------  ------------  -----------  ----------
Net income (loss) available to Common
  shareholders...............................  $   (355,961) $   (258,579) $(4,642,962) $  (48,875)
                                               ------------  ------------  -----------  ----------
                                               ------------  ------------  -----------  ----------
Per share information:
 Net (loss) per share:.......................  $       (.15) $       (.11) $     (1.95) $     (.02)
                                               ------------  ------------  -----------  ----------
                                               ------------  ------------  -----------  ----------
Weighted average shares:.....................     2,384,000     2,384,000    2,384,000   2,384,000
                                               ------------  ------------  -----------  ----------
                                               ------------  ------------  -----------  ----------

------------------------

* amounts have been restated from those previously reported to reflect a stock dividend which is convertible at a discount from the market value at the date of issuance (see Note F).

                See accompanying notes to financial statements.

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                     Consolidated Statements of Cash Flows
              For The Nine Months Ended September 30, 1997 and 1996

                                                                                             1997          1996
                                                                                         -------------  ----------
Cash flows from operating activities...................................................  $   4,959,463  $  132,714
                                                                                         -------------  ----------
Cash flows from investing activities:
 Acquisition of business interest......................................................    (26,427,926)     --
 Acquisitions of patents and trademarks................................................        (22,698)     (6,159)
 Acquisition of other assets...........................................................       --          (112,036)
 Purchase of fixed assets..............................................................       (898,240)   (219,877)
                                                                                         -------------  ----------
  Net cash provided by (used in) investing activities..................................    (27,348,864)   (338,072)
                                                                                         -------------  ----------
Cash flows from financing activities:
 Increases in stockholder advances.....................................................       --            45,214
 Increase in deferred acquisition costs................................................     (1,065,548)    (15,000)
 Repayments of related party debt......................................................       (182,449)    (13,394)
 Proceeds from the sale of preferred stock.............................................     13,950,000      --
 S corporation distribution............................................................       --           (92,365)
 Proceeds from bank borrowings.........................................................     11,900,000      --
 Repayment of bank loans...............................................................     (2,125,000)     --
 Proceeds from long term borrowings....................................................       --            22,318
 Principal payments on notes payable--other............................................       (123,422)   (106,362)
                                                                                         -------------  ----------
  Net cash provided by (used in) Financing activities..................................     22,353,581    (159,589)
                                                                                         -------------  ----------
Net increase (decrease) in cash........................................................        (35,820)   (364,947)
Beginning--cash balance................................................................        632,727     479,256
                                                                                         -------------  ----------
Ending--cash balance...................................................................  $     596,907  $  114,309
                                                                                         -------------  ----------
                                                                                         -------------  ----------

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

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

    On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At September 30, 1997 dividends aggregating 1,045 shares of preferred stock valued at $1,045,000 were due and payable to RBB.

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

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Litigation:

    On March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be without merit. The Company has filed a motion to dismiss on jurisdictional and substantive grounds and intends to continue to vigorously defend the action, and is presently considering counterclaims. The Company is unable to estimate the range of loss (if any).

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

                           Serengeti Eyewear, Inc.
                         (Formerly Solar-Mates, Inc.)
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

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

Note F. Restatement of Stockholders' Equity

    In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for preferred stock which is convertible at a discount from the market price at the date of issuance. The SEC's position is that a dividend should be recorded for the difference between the conversion price and the quoted price of the common stock on the date of issuance. To comply with this position, the Company restated its financial statements to reflect a dividend of $3,750,000 at March 31, 1997, related to the sale of the convertible preferred stock discussed in note C.

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

    The Company's liquidity improved from working capital of approximately $9.7 million at December 31, 1996 to working capital of approximately $13.3 million at September 30, 1997. The Company increased its inventory position at September 30 in anticipation of forth quarter 1997 and first quarter 1998 requirements.

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

                                    SERENGETI EYEWEAR, INC.

Dated: January 27, 1998             BY: /S/ STEPHEN NEVITT
                                        --------------------------
                                        Stephen Nevitt
                                        President
                                        (Principal Executive Officer)


Dated: January 27, 1998             BY: /S/ NEIL R. WINTER
                                        -------------------------
                                        Neil R. Winter
                                        Chief Financial Officer