Form 10KSB/A
period 1996-12-31
SERENGETI EYEWEAR INC
filed 1998-02-09
CIK 940183

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                  ----------------
                                    FORM 10-KSB/A2
                                  ----------------

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER: 0-26022

                               SERENGETI EYEWEAR, INC.
                    (Name of Small Business Issuer in its Charter)

         NEW YORK                                            65-0665659
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

            8125 25TH COURT EAST
              SARASOTA, FLORIDA                               34243
    (Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number, Including Area Code: (941) 359-3599
                                 ____________________

     Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                            COMMON STOCK, $.001 PAR VALUE
                      REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                   (Title of Class)
                                 ____________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                     -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ---

     The issuer's revenues for the year ended December 31, 1996 were $13,584,255.

     The aggregate market value of the voting stock of registrant held by nonaffiliates of the issuer as of March 31, 1997 was approximately $3,969,320.

     Number of shares of Common Stock outstanding as of March 31, 1997:
2,384,000

     Transitional Small Business Disclosure Format

                                  Yes       No  X
                                     -----    -----

                                 ____________________
                         DOCUMENTS INCORPORATED BY REFERENCE

                                                   LOCATION IN FORM 10-KSB
               DOCUMENT                             IN WHICH INCORPORATED
               --------                           -------------------------
Registrant's Proxy Statement relating to                  Part III
the 1997 Annual Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   EXPLANATORY NOTE

     This Annual Report on Form 10-KSB/A2 for the fiscal year ended December 31, 1996 contains only Item 7 of Part II thereof. This filing is being made solely for the purpose of amending such Item.

ITEM 7.  FINANCIAL STATEMENTS.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditor's Reports                                                 1
Consolidated Balance Sheet as of December 31, 1996                            3
Consolidated Statements of Operations for the Years Ended
December 31, 1995 and 1996                                                    5
Consolidated Statement of Stockholders' Equity for the Two Years
Ended December 31, 1996                                                       6
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995 and 1996                                                    7
Notes to Consolidated Financial Statements                                    9

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







                                        Winter, Scheifley & Associates, P.C.
                                                Certified Public Accountants





Englewood, Colorado
February 26, 1996

                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Serengeti Eyewear, Inc.
(Formerly Solar-Mates, Inc)


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





                                   Bartnick, P.A.
                                   Certified Public Accountants




Boca Raton, Florida
February 14, 1997
(Except for Note 14 as to
 which the date is April 9, 1997 and
 Note 16 as to which the date is
 January 26, 1998)

                              Serengeti Eyewear, Inc,
                            (Formerly Solar-Mates, Inc.)
                             Consolidated Balance Sheet
                                 December 31, 1996



                                       ASSETS


Current Assets:

     Cash                                      $    632,727
     Trading securities (Note 2)                  4,976,625
     Accounts receivable - less allowance
      for doubtful accounts and discounts
       of $123,516 (Notes 5, 9 and 13)            6,034,592
     Other receivables                              100,192
     Inventories (Notes 5 and 13)                 4,008,381
     Prepaid expenses (Note 3)                      718,808
                                                -----------
      Total current assets                       16,471,325

Fixed assets - net of accumulated
     depreciation  (Note 4)                         578,532

Other assets:
     Investment in acquisition (Notes 8 and 13)   1,500,000
     Deferred acquisition costs (Note 13)           591,031
     Prepaid expenses - non-current (Note 3)         83,554
     Accounts receivable - stockholders              45,215
     Patents and trademarks - net                    69,059
     Other assets                                    15,871
                                                -----------

TOTAL ASSETS                                    $19,354,587
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

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                              Consolidated Balance Sheet
                                  December 31, 1996
                                     (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:

   Note payable - bank (Note 5)                 $ 1,500,000
   Note payable - stockholder (Note 6)              173,921
   Current portion of long-term debt (Note 7)        38,403
   Accounts payable - stockholders and
    related parties (Note 6)                         79,856
   Income taxes payable (Note 10)                   232,930
   Accounts payable                               4,115,309
   Accrued dividends                                118,000
   Accrued expenses                                 680,177
                                                -----------
     Total current liabilities                    6,938,596
                                                -----------

Long-term debt (Note 7)                             105,886
                                                -----------

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 8 and 16)
Preferred stock, $.001 par value, 1,000,000
 shares authorized 7,500 shares issued
 and outstanding                                  6,975,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                               2,384
Additional paid in capital                        6,836,094
Accumulated deficit                              (1,503,373)
                                                -----------
       Total stockholders' equity                12,310,105
                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $19,354,587
------------------------------------------      -----------
                                                -----------










See accompanying notes to financial statements.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                        Consolidated Statements of Operations
                    For The Years Ended December 31, 1995 and 1996


                                               1995          1996
                                           ------------  ------------

          Net sales                        $ 10,472,656  $ 13,584,255


          Cost of goods sold                  7,053,970     8,704,447
                                           ------------  ------------
          Gross profit                        3,418,686     4,879,808
                                           ------------  ------------
          Operating expenses:

            Selling expenses                  1,011,266     2,125,757
            General and administrative,
              expenses                        1,218,588     1,749,394
                                           ------------  ------------
          Total operating expenses            2,229,854     3,875,151
                                           ------------  ------------
          Income from operations              1,188,832     1,004,657
                                           ------------  ------------
          Other expenses (income):
             Other income                       (71,082)     (189,632)
             Interest                           302,587       393,112
                                           ------------  ------------
                                                231,505       203,480
                                           ------------  ------------
          Income before income taxes            957,327       801,177
          Provision for income taxes
           Current (Note 10)                   (342,000)     (232,930)
                                           ------------  ------------
          Net income                            615,327       568,247

  Preferred dividends *                           -         2,674,818
                                           ------------  ------------
     Net income (loss) available to
   Common shareholders                     $    615,327  $ (2,106,571)
                                           ------------  ------------
                                           ------------  ------------
     Per share information:
       Net income (loss) per share         $        .37  $       (.88)
                                           ------------  ------------
                                           ------------  ------------

* Amounts have been restated from those previously reported to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (see Note 16).









See accompanying notes to financial statements.

                                        Serengeti Eyewear, Inc.
                                     (Formerly Solar-Mates, Inc.)
                              Consolidated Statement of Stockholders' Equity
                                For the Two Years Ended December 31, 1996



                                      COMMON STOCK    PREFERRED STOCK        PAID IN    ACCUMULATED
                                    SHARES    AMOUNT  SHARES    AMOUNT       CAPITAL      DEFICIT
                                   ------------------ ----------------       -------      -------

          Balance January 1, 1995   1,280,000 $ 1,280          $            $1,695,375 $(1,074,140)
          Common shares issued for
           cash pursuant to a
           public offering          1,104,000   1,104                        5,518,896
          Costs associated with
           public offering                                                  (1,654,869)
          Sale of warrants                                                         960
          S-Corporation distribution                                          (219,075)
          Reclassification of
           S-corporation losses                                             (1,062,011)  1,062,011
          Net income for the year                                                          615,327
                                    ---------   -----   ------  ---------   ---------- -----------
          Balance December 31, 1995 2,384,000   2,384     -          -       4,279,276     603,198

          Preferred shares issued
           For cash pursuant to a
           Regulation S offering                         7,500  7,500,000
          Costs associated with
           Regulation S offering                                 (525,000)
      Preferred stock dividend -
       Accrual *                                                                          (118,000)
      Preferred stock dividend -
       Assumed conversion *                                                  2,556,818  (2,556,818)
          Net income for the year                                                          568,247
                                    ---------   -----   ------  ---------   ----------  ----------
          Balance December 31, 1996 2,384,000 $ 2,384    7,500 $6,975,000   $6,836,094 $(1,503,373)
                                    ---------   -----   ------  ---------   ----------  ----------

     * Amounts have been restated from those previously reported reflect a stock dividend on preferred stock which is convertible at a discount from market on the date of issuance (see Note 16)

          See accompanying notes to financial statements.

                                 Serengeti Eyewear, Inc.
                              (Formerly Solar-Mates, Inc.)
                         Consolidated Statements of Cash Flows
                     For The Years Ended December 31, 1995 and 1996


                                                 1995        1996
                                              ----------  ----------
Cash flows from operating activities:
Net income                                    $  615,327  $  568,247
                                              ----------  ----------
Adjustments to reconcile net income
 to net cash (used in) operating
 activities:
    Depreciation and amortization                 79,712     126,285
 Changes in assets and liabilities:
  (Increase) in accounts receivable           (2,049,428) (2,074,115)
  (Increase) in inventory                       (827,682) (1,222,268)
  (Increase) in trading securities            (1,062,147) (3,629,600)
  (Increase) in prepaid expenses                (517,929)    (29,046)
  Decrease (increase) in other assets              7,121      (3,616)
  Increase in accounts payable                    68,793   1,978,040
  Increase in accrued expenses                    14,369     233,110
  Increase (decrease) in accrued income taxes    342,000    (109,070)
                                              ----------  ----------
      Total adjustments                       (3,945,191) (4,730,280)
                                              ----------  ----------
      Net cash (used in) operating
      activities                              (3,329,864) (4,162,033)

Cash flows from investing activities:
  Investment in acquisition                         -     (1,500,000)
  Purchase of marketable securities             (284,878)       -
  Decrease in certificate of deposit             500,000        -
  Acquisitions of patents and trademarks         (22,556)    (12,462)
  Purchase of fixed assets                      (133,156)   (262,501)
                                              ----------  ----------
          Net cash provided by (used in)
          investing activities                    59,410  (1,774,963)
                                              ----------  ----------
Cash flows from financing activities:
  Offering/acquisition costs                     124,818    (591,031)
  Net proceeds from stock sales                3,866,091   6,975,000
  S corporation distribution                    (122,500)    (96,575)
  Gross proceeds from notes payable - banks      500,676        -
  Principal payments on notes payable - banks     (7,114)       -
  Principal payments on notes payable - other   (225,000)    (17,862)
  Principal payments on notes payable and
    accounts payable related parties            (405,562)   (179,065)
                                              ----------  ----------
      Net cash provided by financing
      activities                               3,731,409   6,090,467
                                              ----------  ----------

Net increase in cash                             460,955     153,471
Beginning - cash balance                          18,301     479,256
                                              ----------  ----------

Ending - cash balance                         $  479,256   $ 632,727
                                              ----------  ----------
                                              ----------  ----------


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

Other prepaid expenses were $177,613 at December 31, 1996.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31, 1996:

       Furniture and equipment              $ 406,483
       Leasehold improvements                 201,842
       Transportation equipment               284,135
                                              -------
                                              892,460
       Less: accumulated depreciation         313,928
                                              -------
                                            $ 578,532
                                              -------
                                              -------

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

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:

Note payable due in monthly installments of $1,373
 including interest at 8.3% per annum, due in May,
 1999 (secured by transportation equipment)          $ 35,975

Note payable due in monthly installments of $1,168
 including interest at 7.2% per annum, due in Nov.,
 2000 (secured by transportation equipment)            47,690

Note payable due in monthly installments of $479
 including interest at 4.9% per annum, due in Aug.,
 2000 (secured by transportation equipment)            19,268

Note payable due in monthly installments of $510
 including interest at 9.3% per annum, due in June,
 2001 (secured by transportation equipment)            22,445

Note payable due in monthly installments of $488
 including interest at 9.0% per annum, due in Oct.,
 2000 (secured by transportation equipment)            18,911
                                                     --------
                                                      144,289
Less current portion                                   38,403
                                                     --------
                                                     $105,886
                                                     --------
                                                     --------

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

                                                                      Weighted
                                           SHARES UNDER OPTION        Average
                                                                      Exercise
                                          1995            1996        Price
                                        --------       ---------      --------
Outstanding, beginning of year               -          10,000        $ 4.19
Granted/vested during the year          10,000         691,262        $ 7.93
Cancelled during the year                    -              -
Exercised during the year                    -              -
                                        ------         -------
Outstanding, end of year (prices
from $4.19 to $9.15 per share)          10,000         701,262        $ 7.88
                                        ------         -------
                                        ------         -------
Exercisable, end of year (prices
from $4.19 to $9.15 per share)          10,000         701,262        $ 7.88
                                        ------         -------
                                        ------         -------

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

                                              1995        1996
                                              ----        ----
   Tax at federal statutory rate                 34 %       34 %
   Foreign tax benefit                           (6)%       (8)%
   Other                                          3 %        -
   State income tax net of federal
    tax benefit                                   5 %        3 %
                                           ----------  ---------
                                                 36 %       29 %
                                           ----------  ---------
                                           ----------  ---------

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

NOTE 11 - FOREIGN OPERATIONS

During 1995 and 1996 the Company operated in 2 geographic areas: The United States and Hong Kong. Following is a summary of information by area:

                                           1995          1996
                                        -----------   ----------

  Net sales to unaffiliated customers:
    United States                       $ 8,417,838  $12,634,908
    Hong Kong                             2,054,818      949,347
                                        -----------   ----------
                                        $10,472,656  $13,584,255
                                        -----------   ----------
                                        -----------   ----------

  Income from operations:
    United States                       $   918,280      734,899
    Hong Kong                               270,552      269,758
                                        -----------   ----------
                                          1,188,832    1,004,657
  Other income                               71,082      189,632
  Other expenses                           (302,587)    (393,112)
                                        -----------   ----------
  Income before income taxes            $   957,327  $   801,177
                                        -----------   ----------
                                        -----------   ----------

  Identifiable assets:
    United States                       $ 9,642,347  $18,762,738
    Hong Kong                               247,146      591,849
                                        -----------   ----------
                                        $ 9,889,493  $19,354,587
                                        -----------   ----------
                                        -----------   ----------

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

NOTE 12 - EARNINGS PER SHARE

Earnings per share amounts are computed based upon the weighted average number of shares actually outstanding of 1,682,000 in 1995 and 2,384,000 in 1996.

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

The following is a summary of the status of fixed options outstanding at December 31, 1996:

                                        WEIGHTED
                                        AVERAGE        WEIGHTED
                                        REMAINING      AVERAGE
     EXERCISE            NUMBER OF      CONTRACTUAL    EXERCISE
     PRICE RANGE         OPTIONS        LIFE           PRICE
     ---------------     --------       -----------    ----------

     $4.19 - $5.20         89232         2.7 years      $4.74
     $8.32 - $9.15        612030         2.8 years      $8.34

                                 Serengeti Eyewear, Inc.
                              (Formerly Solar-Mates, Inc.)
                       Notes to Consolidated Financial Statements
                                    December 31, 1996


Note 16. Restatement of Stockholders' Equity


In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market price at the date of issuance. The SEC's position is that a dividend should be recorded for the difference between the conversion price and the quoted market price of the common stock on the date of issuance. To comply with this position, the Company restated its financial statements to reflect a dividend of $2,556,818 at December 31, 1996, related to the sale of the convertible preferred stock discussed in Note 8.

                                      SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SERENGETI EYEWEAR, INC.


Date:  February 9, 1998            By  /s/ Stephen Nevitt
                                       ----------------------------------
                                           Stephen Nevitt
                                              President

                                   By  /s/ Neil Winter
                                       ----------------------------------
                                           Neil Winter
                                              Chief Financial Officer
                                              (principal financial and
                                               accounting officer)