Form 10KSB
period 1997-12-31
SERENGETI EYEWEAR INC
filed 1998-05-22
CIK 940183

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER: 0-26022

                               SERENGETI EYEWEAR, INC.
                    (Name of Small Business Issuer in its Charter)

           NEW YORK                                     65-0665659
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        8125 25TH COURT EAST
         SARASOTA, FLORIDA                                34243
(Address of Principal Executive Offices)                (Zip Code)

            Issuer's Telephone Number, Including Area Code: (941) 359-3599

                               -----------------------

   Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

       Securities registered pursuant to Section 12(g) of the Exchange Act:

                            COMMON STOCK, $.001 PAR VALUE
                      REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                   (Title of Class)

                               -----------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  /X/    No  / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer's revenues for the year ended December 31, 1997 were $32,458,362

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of March 30, 1998 was approximately $1,872,926.

     Number of shares of Common Stock outstanding as of March 30, 1998:
2,384,000

     Transitional Small Business Disclosure Format

                                 Yes  / /    No  /X/

                SERENGETI EYEWEAR, INC.

                                    FORM 10-KSB

                                 TABLE OF CONTENTS
                                                                            PAGE
PART I

     Item 1.   Description of Business . . . . . . . . . . . . . . . . . . .  1

     Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . 13

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 13

     Item 4.   Submission of Matters to a Vote of Security-Holders . . . . . 14

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters. . . 15

     Item 6.   Management's Discussion and Analysis or  Plan of Operation. . 15

     Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . 21

     Item 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure. . . . . . . . . . . 22

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act. . . . 23

     Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . 25

     Item 11.  Security Ownership of Certain Beneficial Owners and
                    Management . . . . . . . . . . . . . . . . . . . . . . . 29

     Item 12.  Certain Relationships and Related Transactions. . . . . . . . 31

     Item 13.  Exhibits, Lists and Reports on Form 8-K . . . . . . . . . . . 33

SIGNATURES           . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                              FORWARD-LOOKING STATEMENTS

     THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERNING, AMONG OTHER THINGS, THE COMPANY'S ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS STRATEGY, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE NEWLY ACQUIRED SERENGETI BUSINESS, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS OF ITS OUTSIDE SOURCES AND THE AVAILABILITY OF RAW MATERIALS, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, UNDUE RELIANCE SHOULD NOT BE GIVEN TO SUCH STATEMENTS.
THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

     Anglers-TM-, Boaters-TM-, Country Club-Registered Trademark-, Drivers-Registered Trademark-, Eye-Candy-TM-, Fashion Featherweights-Registered Trademark-, Femiluna-TM-, Flex-Grip-TM-, Flyers-TM-, Golfers-TM-, Grafix-TM- , H2Optix-Registered Trademark-, H2Optix Zero Tolerance-Registered Trademark-, In-B-Teen-Registered Trademark-, Kinetix-Registered Trademark-, Mach 1-Registered Trademark-, Marine Vision Systems-TM-, Outa Limitz-Registered Trademark-, Photo-Blues-TM-, Photo-Silver-TM-, Power Plus-Registered Trademark-, Pyrofusion-TM-, Range & River-Registered Trademark-, S Design-TM-, Sensor-X-TM-, Serengeti-Registered Trademark-, Skiers-TM-, Signia-Registered Trademark-, Solar Barriers-Registered Trademark-, Solar-Mates-Registered Trademark-, Solar*X-Registered Trademark-, Spectral Control-Registered Trademark-, Sport Shields-Registered Trademark-, Strata-Registered Trademark-, Sunglasses for the Waters of the World-TM-, Sunpets-Registered Trademark-, Surf and Cycle-Registered Trademark-, The Best Sunglass Value Money Can Buy-Registered Trademark-, Vision Mates-TM-, and Wickets-Registered Trademark-are included among the Company's trademarks.


                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

     Serengeti Eyewear, Inc. (the "Company") is engaged in the business of designing, manufacturing through outside sources, marketing and distributing a wide array of quality sunglasses. On February 13, 1997, the Company acquired for $27.5 million (the "Acquisition") in cash the assets of the Serengeti Eyewear division of Corning Incorporated ("Corning") used in the design, manufacture and distribution of Serengeti brand sunglasses.

     The Serengeti line entered the premium sunglass market in 1985 with the introduction of Drivers sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. As a result, Serengeti brand sunglasses presently rank fourth in premium sunglass distribution in terms of market share, following Ray-Ban, Oakley and Gargoyles. The Serengeti Drivers line of sunglasses, which accounted for approximately 95% of plano (non-prescription lens) sales of the Serengeti line in 1997, is principally responsible for this image. The Company intends to increase Serengeti's market share by introducing new Serengeti signature styles that exploit the Serengeti brand image.

     Prior to the Acquisition, the Company primarily designed and marketed selected non-premium lines of sunglasses targeted for distribution through the mass merchandise market. The Company's Solar*X line of sunglasses is marketed to mass merchandisers as a sunglass with quality comparable to that of optical sunglasses at popular prices. Solar*X features a ground and polished lens which provides virtually complete protection from harmful ultraviolet sun rays and glare. The Company also markets to the mass merchandise market other sunglass brands, each of which the Company believes creates a niche among popular priced sunglasses of various categories. Sales of non-premium sunglasses accounted for approximately 91% of the Company's total sales in 1996, with Solar*X sunglasses accounting for approximately 69% of total sales. As a result of the Acquisition, non-premium sunglass sales accounted for approximately 36% of total sales in 1997. The Company intends to continue the marketing of its non-premium sunglasses to the mass merchandise market.

     In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line of sunglasses which is designed specifically for use in the water environment. H2Optix utilizes a combination of characteristics which the Company believes differentiates it from other competing sunglasses which target the water sports market. The Company sought to emphasize sales of H2Optix, a premium sunglass line, and thereby reduce its dependence upon mass merchandisers. The Company also believes that premium products generate higher gross margins and offer significant growth potential, as discussed in "Industry Background" below. The Company experienced only limited sales of its H2Optix sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix brand name recognition and broaden the distribution network for the H2Optix product line. In 1996 and 1997, the Company achieved more substantial sales of the H2Optix product line. Since the Acquisition, the Company has included H2Optix within the Serengeti line, thereby tapping into Serengeti's well-established distribution networks.

     In 1996, the Company began broadening the distribution network for its non-premium products and, as a result, sales to Wal-Mart Stores Inc. ("Wal-Mart") decreased to approximately 53% of the Company's total 1996 sales as compared to approximately 92% for 1995. In addition, as a result of the Acquisition, sales to Wal-Mart were further reduced in 1997 to 27% of the Company's total sales.

     The Company is a New York corporation formed in 1976. The Company maintains its principal executive offices at 8125 25th Court East, Sarasota, Florida 34243, and its telephone number is (941) 359-3599.

INDUSTRY BACKGROUND

     The sunglass industry is generally divided into two principal segments, the
under-$30 or "non-premium" market and the over-$30 or "premium" market.   The
retail market for sunglasses in recent years has experienced the emergence of a broader premium market, reflected by increased sales of higher-priced, quality-oriented sunglass products. This premium sunglass market, the category in which the Company's Serengeti products compete, showed an increase in sales of 93%, from $825.6 million in 1989 to $1.6 billion in 1997.

     Management of the Company believes that consumer willingness to pay more for premium sunglass products results from increased awareness of the need for quality eye protection, the continued growth of sunglasses as a fashion accessory, an increased demand for specialized sunglasses for different sports and activities and growing brand awareness. The Company seeks to capitalize on these changes in the sunglass market by emphasizing sales of its premium products which are designed to appeal to the quality conscious consumer and which are marketed for use in specifically targeted sporting and recreational activities in which participants tend to spend a significant amount of disposable income on equipment and accessories.

     The under-$30 market is primarily served by mass merchandisers, such as Wal-Mart, chain drug stores and discount department stores. These outlets generally offer sunglasses in the $8 to $25 price range. The Company currently serves the top of the retail price range in the under-$30 market primarily with its Solar*X, Sensor-X and Grafix brands of sunglasses.

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

     INTRODUCING INNOVATIVE NEW PRODUCTS. The Company intends to capitalize on Serengeti's strong brand identity by introducing new Serengeti signature styles. The new styles will incorporate the Serengeti name and logo into the frame decor with logo plaques and lens decoration. The Company anticipates that existing Serengeti accounts will provide the new Serengeti signature styles with retail space without replacing strong performing existing products. The Company will seek to obtain any additional space with price incentives, if required.

     The Company will utilize its existing relationships with European and Asian designers to design the new styles. The Company has an existing relationship with a renowned European design team that has worked with the Company for the past three years and which has developed new products for well-known sunglass distributors, including Ray-Ban, Arnet, Fila and the Benneton Group. The Company believes that this team has consistently demonstrated the ability to create top selling styles

     Advances in frame technology have not kept pace with advances in lens technology. Frame development has focused primarily on improving appearance rather than performance. As a result, sunglasses do not offer both a high performance lens and frame. The Company believes that it has an opportunity to create innovative high-performance sunglasses by combining new frame designs, materials and other features with the existing and planned Serengeti lenses.

     REDUCE RETAIL PRICE POINTS OF PRODUCTS. The Company intends to align the retail prices of its Serengeti products to reflect the lower prices which it believes consumers demand. In conjunction with this strategy, the Company will seek to obtain price concessions from its suppliers to reduce the costs of the Serengeti products to maintain acceptable gross margin percentages.

     FOCUS ON INTERNATIONAL EXPANSION. The Company believes that wider international distribution also represents a significant opportunity for expansion of sales. Sales outside North America represented approximately 22% of total sales of the Serengeti line in 1997. To improve the consistency of its image and operating strategy worldwide, the Company is establishing closer working relationships with its international distributors and plans to increase its use of direct sales representatives in those locations where such an approach is advantageous. The Company believes that concentrating its efforts in existing regions and introduction of Serengeti to new regions abroad provide a significant opportunity for increased growth. The Company also expects to continue benefiting from the global expansion of its retail accounts, particularly Sunglass Hut International ("Sunglass Hut"), the largest customer for the Serengeti line.

DESCRIPTION OF PRODUCT LINES

PREMIUM PRODUCTS

     The Serengeti line is presently comprised of two distinct products, Drivers and Kinetix, each of which is targeted at a different portion of the premium segment of the sunglass market. The Company has also integrated its H2Optix products into the Serengeti line. The premium product line accounted for approximately 64% of the Company's total sales in 1997 as compared to 9% in 1996.

     DRIVERS

     Drivers, which is a general purpose sunglass, is the core Serengeti product line, accounting for approximately 95% of 1997 plano sales of the Serengeti product line. Several popular Drivers models have been marketed since the mid-1980s. Independent marketing surveys have indicated that Drivers inspire exceptional customer loyalty. All Drivers lenses are photochromic and have "Spectral Control" technology. Photochromic lenses automatically darken to adjust to bright daylight conditions and lighten to adjust to darker daylight conditions thereby adjusting the amount of light being transmitted to the user. Proprietary Spectral Control filters are then created by "hydrogen firing" a photochromic lens. The resultant lens filters out 95% of blue light, cutting glare, boosting contrast and reducing eye fatigue in fog and haze without distorting the colors seen through the lens. The combination of a special base glass and hydrogen firing give Drivers lenses a lustrous copper color. Drivers lenses are available in a single-gradient lens that reduces glare from above and are also available in a darker, non-gradient version known as Drivers Sienna. The Company presently offers 13 collections and 148 products within the Drivers line.

     KINETIX

     Kinetix, Serengeti's specialty, active line, is equipped with photochromic, Spectral Control lenses of specific colors to enhance their performance in particular sports environments. Distinct Kinetix collections are designed specifically for boaters, skiers, drivers, golfers, hunters and target shooters. The Company presently offers 22 products within the Kinetix line.

     H2OPTIX

     Although there are a number of sunglasses currently marketed that can be used by water sports enthusiasts, they are not designed specifically for use in the water environment. The Company believes that each of the existing sunglass product lines distributed to the water sports market has significant drawbacks or technical omissions. The H2Optix line has been designed by the Company to differentiate it from other competing sunglasses which target the water sports market. The Company believes that its H2Optix product incorporates a distinctive combination of elements that work together to provide a total optical system for all of the needs of the water sports enthusiast. The base material for the H2Optix lens is polycarbonate, which exhibits both optical clarity and extraordinary strength. The lamination of polarized film between two such lenses results in a lens ideally suited for any water sport activity. The Company presently offers approximately 30 products within the H2Optix line.

NON-PREMIUM PRODUCTS

     The Company also markets a variety of non-branded sunglasses to mass merchandisers. The Company's Solar*X, Sensor-X, Grafix and Mach 1 lines of sunglasses have been marketed by the Company as a high quality line of sunglasses with a ground and polished lens. Although these sunglasses retail at approximately $20, the Company believes that their quality makes them competitive with higher priced premium sunglasses in the premium market. They are available in a variety of popular, classic and contemporary frame styles. The non-premium product line accounted for approximately 36% of the Company's total sales in 1997 as compared to 91% in 1996.

DISTRIBUTION

PREMIUM DISTRIBUTION

     The Company's principal customers are national and regional optical distributors, sunglass specialty stores and optical chains. The Company intends to keep its current distribution network in place as well as to add new distributors in regions which warrant it. The Company also intends to target the Serengeti brand to sporting goods stores through direct sales representatives, and quality discount retailers. Regional sales managers are responsible for maintaining relationships with optical distributors in their region, as well as direct accounts with optical and sunglass chains.

     OPTICAL DISTRIBUTORS

     The network of optical distributors for the Serengeti line is comprised of 13 regional optical distributors and 2 national distributors which distribute to optical chains, independent optical retailers and specialty sunglass stores in the United States and Canada. Optical distributors are encouraged to distribute exclusively to premium retailers. Each regional distributor has a specifically defined region, while national distributors sell throughout the nation, so that no optical independent retailer is forced to buy from a sole source.

     The present structure of this distribution channel arose from fundamental changes implemented by Corning's Serengeti Eyewear division in 1994 to preserve and enhance the Serengeti brand name. In late 1994, Corning reviewed its then 89 distributors and selected the 14 most appropriate distributors for Serengeti eyewear. Corning ended its relationship with the others and successfully retained every distributor with which it desired to continue its relationship. These remaining distributors have been granted regional exclusivity and are limited to selling Serengeti products to specific retailers.

     In 1997, the top five distributors for the Serengeti line accounted for approximately 30% of total sales of the Serengeti product line to independent optical retailers. The Company believes that significant opportunities for growth lie in increasing Serengeti sales to independent optical retailers, for which it has achieved an approximately 60% penetration in 1997. The Company intends to increase distribution through independent optical retailers with prescription Serengeti lenses. In addition, the Company intends to seek out additional quality distributors that operate in regions in which Serengeti sales are under-represented, such as the West and Southwest.

     SPECIALTY SUNGLASS RETAILERS

     The principal specialty sunglass retailer of the Serengeti product line is Sunglass Hut, the world's largest sunglass retailer, which has more than 2,000 stores worldwide. The Company believes that the Serengeti-Sunglass Hut relationship improved as a result of the restructuring of the Serengeti distributor network, as described above. In addition, during the fourth quarter of 1997 the Company agreed to remerchandise the Sunglass Hut stores with a product mix which it believes will generate higher sell through rates at the consumer level. Sunglass Hut, which is serviced directly by the Company's in-house sales staff, accounted for approximately 11% of total sales of the Serengeti product line in 1997.

     OPTICAL CHAINS

     In 1997, approximately 13% of North American sales of the Serengeti product line were to optical chains. Of these optical chains, Lenscrafters was the most significant customer. The Serengeti brand also has long-standing relationships with other large chains, including Pearle Incorporated, Eyecare Centers of America, National Vision, Wal-Mart Optical and DOC Optics Inc. The Company believes that optical chains present significant opportunities for increased penetration; specifically, that the Company may be able to leverage the Serengeti reputation for high performance lenses with the optical chains in order to help create and grow a substantial prescription sunglass business.

     INTERNATIONAL DISTRIBUTION

     Sales outside North America accounted for approximately 22% of total sales of the Serengeti product line in 1997. Sales in each region are conducted through distributors and, in certain countries, directly to large retail chains or buying groups. European sales accounted for approximately 15% of the total Serengeti sunglass sales in 1997. The Serengeti line is sold in a number of markets, including The Netherlands, Switzerland, Belgium and Finland, with very limited advertising support. The Asia Pacific region represented approximately 7% of total 1997 sales of the Serengeti product line. The Company has identified the Latin American region as an opportunity for increased growth. This region represented approximately 1% of 1997 sales of the Serengeti products, and the Serengeti sales force has only recently begun to introduce Serengeti to certain of the major countries in Latin America.

NON-PREMIUM DISTRIBUTION

     During 1995, the Company had sales of approximately $9.6 million to Wal-Mart, a major national retailer and a principal customer of the Company for over ten years, representing approximately 92% of the Company's total sales. As a result of the Company's strategy to broaden its distribution network for its non-premium products, in 1996, the Company had sales of approximately $7.2 million to Wal-Mart, representing approximately 53% of the Company's total sales. With the acquisition of the Serengeti business in February 1997, the Company's dependence upon Wal-Mart was further reduced, with sales to Wal-Mart of approximately $9.2 million accounting for approximately 27% of the Company's total sales.

     Sales volume to Wal-Mart is generally higher toward the end of the year due to seasonal consumer buying patterns. The Company has not experienced any collection difficulties with its Wal-Mart account. Under its new strategy, the Company sells its premium products through a nationwide network of sales representatives and distributors, but intends to continue to sell its non-premium products directly to mass merchandisers such as Wal-Mart.

     Although the Company does not intend to target the marketing of its premium products lines to the mass merchandise market, the loss of Wal-Mart as a customer would have a material adverse effect on the Company's business as presently conducted. The Company does not presently have any formal written contract with Wal-Mart, but rather receives individual purchase orders from Wal-Mart for the Company's products.

     The Company utilizes independent sales representatives throughout the United States to generate its non-premium sales. The Company's sales representatives are each responsible for soliciting, selecting and securing accounts within a particular regional territory. Such sales representatives are paid on a commission basis, with commissions depending on the product line and terms of the sale. The Company provides service and support to its sales representatives, including advertising and sales literature.

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

MARKETING

     The Company's marketing and promotion strategies for its Serengeti products are focused on building and maintaining a high-quality image, and providing multiple price points to meet the needs of the retailer and consumer. The Company seeks to maintain high visibility for its Serengeti products through the efforts of its in-house marketing staff which coordinates and oversees the sales efforts of the Company's distributors and develops programs to help retailers increase their sales of Serengeti products. The marketing staff also designs, develops and produces sales materials for use by distributors. These sales materials include point-of-purchase materials, packaging, photography, advertising layouts, signage, logo designs and catalogs.

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

MANUFACTURING

     The Company currently obtains photochromic glass lens blanks for the existing Serengeti lines pursuant to a three-year supply agreement entered into with Corning upon the closing of the Acquisition. Pursuant to the supply agreement, the Company is required to purchase such Serengeti lens blanks exclusively from Corning only to the extent that Corning is able to provide such lenses in the quantities and within the time periods required by the Company. The lens blanks are currently manufactured by Corning in the United States, Brazil and France and then shipped to Italy and other locations overseas for finishing. All lenses currently mounted in the Drivers and Kinetix lines are then subjected to the Company's proprietary hydrogen firing process at a Corning facility in France and at a manufacturer in Italy. Lenses are cut, edged, tempered, coated, drop ball tested and inserted into the frames by third-party contractors in Japan, Italy and the United States. Pursuant to a settlement agreement between the Company and Corning, the Company may defer payment, without interest, until December 31, 1999 for up to 250,000 lens blanks purchased during the next 12 months. See "Legal Proceedings."

     The Company currently sources all of its sunglass frames from third-party suppliers. The Company intends to retain cost-effective frame suppliers worldwide for the manufacture of the Serengeti frames. The Company believes that there are a number of suppliers with the ability to manufacture such frames.

     Upon completion of the manufacturing process, the finished sunglasses are shipped to the Company's facility in Sarasota, Florida from where distribution takes place.

     The Company has developed long-standing collaborative relationships with established manufacturers of sunglasses throughout the Far East for the manufacture of its non-premium products and component parts. The Company actively participates in the development and refining processes relating to the manufacture of its products. To date, the Company's principal manufacturing relationship has been with Swank, a leading manufacturer of sunglasses worldwide, which primarily produces the Company's non-premium sunglasses. The Company has also established a relationship with Wintec Corporation based in Japan for the production of the polarized polycarbonate lenses used for the Company's H2Optix product line. The frames for certain of the H2Optix models are manufactured in Europe by Bensol SRL.

     The manufacturers of the Company's products also manufacture sunglasses for other companies, including competitors of the Company. Although the Company has never experienced any difficulties in obtaining the necessary supplies of its products, its manufacturers could choose to prioritize production for other companies or cease production for the Company's products on short notice. Although the Company believes it can find other manufacturers of its products, there can be no assurance that it will be able to discover new manufacturers for its products in a timely manner or that such new manufacturers would be able to meet the Company's supply requirements. While the Company believes it has available to it manufacturers with the capability of fabricating Serengeti lenses utilizing the hydrogen firing process, there can be no assurance that an alternative manufacturer with such capability will be identified. Termination or disruption of supplies from these sources could result in production delays, reductions in shipments, or increased costs that could have a material adverse effect on the Company's operations. While the Company continually explores ways to reduce its dependence on these limited source suppliers, there can be no assurance that the Company will be successful in doing so.

     Although the Company's policy is to work closely with its manufacturing sources, there are certain risks associated with the use of outside manufacturers, including foreign manufacturers. Risks inherent in the use of such manufacturers include the absence of an adequate guaranteed supply, unavailability of or delays in obtaining access to transportation of products from the manufacturer, destruction, damage, loss or theft at the manufacturer's facility, delay in delivery of orders, bankruptcy and other financial problems of the manufacturer as well as potential misappropriation of proprietary intellectual property. Risks arising in connection with the use of a foreign manufacturer include foreign governmental regulation, economic instability in the country of manufacture, labor strikes and the implementation of additional United States legislation and regulations relating to imports, including the imposition of duties, taxes and other charges or restrictions on imports.

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

The Company owns eight additional patents, which expire at various dates through July 15, 2017.

     As of March 31, 1998, the Company had 18 trademark registrations in the United States and 135 trademark registrations in foreign countries, including those for Serengeti, Drivers, Kinetix and H2Optix. As of such date, the Company had 21 trademark applications pending in the United States and 21 trademark applications pending in foreign countries. No trademarks are licensed by the Company for use on eyewear products due to the Company's strict quality control standards and the desire to protect its proprietary technology and prevent overexposure of the Company's trademarks. In connection with the Acquisition, the Company granted to Corning a royalty-free, world-wide license to utilize the hydrogen firing process technology and other proprietary technology of the Company in connection with the manufacture and marketing of lenses, lens blanks and other optical materials or prescription eyeglasses or lenses used to treat or mitigate medical conditions or symptoms such as light sensitivity, as well as in connection with other products manufactured or practices engaged in by Corning prior to the Acquisition unrelated to the Serengeti business and that do not relate to plano or prescription sunglass lenses.

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

     The Company's sunglasses are certified to the United States Food and Drug Administration ("FDA") impact standards. The FDA requires that sunglasses sold in the United States pass what is commonly referred to as the "drop ball test." Pursuant to this test, a ball is dropped down a tube approximately four feet long and allowed to hit the lens. A percentage of a statistical sampling of lenses must not break or shatter. For the Company to take shipment of its products from overseas, the Company must first deliver to the United States Customs Service a certificate indicating that a statistical sampling of the lenses being shipped to the Company meet FDA requirements. The Company believes that all of its products comply with existing FDA requirements. To date, the Company has not experienced any difficulties with regulatory compliance. The FDA is currently considering proposing new sunglass regulations.

EMPLOYEES

     As of March 31, 1998, the Company employed 89 individuals on a full-time basis, 68 of whom were employed in executive, sales and administrative positions and the remainder of whom were warehouse employees. The number of warehouse employees increases during various time periods in the course of a year due to the buying patterns of the Company's customers. The Company has regularly experienced a readily available labor pool to satisfy its increased labor demands. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's corporate offices, distribution and warehouse facilities occupy approximately 15,500 square feet of space in Sarasota, Florida. Inventory is warehoused in this facility and maintained on a computerized perpetual basis. These facilities are leased by the Company pursuant to a lease agreement expiring in March of 2000. Rent payments total approximately $6,700 per month. The lease provides for various escalations based on cost of living and real estate taxes. The Company also leases on a month-to-month basis satellite sales offices in various locations and an off site warehouse facility located in Sarasota.

ITEM 3. LEGAL PROCEEDINGS.

     On or about August 18, 1997, Argon, Inc. filed an action against the Company and Corning in the Superior Court of California, County of Los Angeles. The complaint alleges breach of contract in which the plaintiff seeks approximately $250,000 based upon a non-exclusive distributor agreement and a service agreement. The Company has denied the substantive allegations and has asserted a counterclaim for $118,000 based upon Argon's breach of the above mentioned agreements and non-payment of amounts due to the Company.

     On or about March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The action has since been transferred to the United States District Court for the Southern District of New York. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares (as defined in Item 12 below), and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends to vigorously defend the action and has filed a motion to dismiss the complaint.

     On or about January 28, 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's Preferred Shares, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed an action in the United States District Court, Southern District of New York. In the action, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible Preferred Shares. RBB contends that the Company failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible Preferred Shares. There are also common law claims for fraud and negligent misrepresentation. RBB seeks compensatory damages in the sum of $22.5 million, equal to the purchase price of the Preferred Shares, and punitive damages in the sum of $25 million. The Company has reviewed the claims and denies them. The Company has filed a motion to dismiss the complaint.

     On February 25, 1998, Corning filled an action against the Company in the Supreme Court, State of New York, County of Steuben. In conjunction with the closing of the Acquisition, $1.5 million of the purchase price was retained in escrow to secure any claims for indemnity the Company may have against Corning under the purchase agreement. The escrow was to be released to Corning on February 13, 1997 subject to claims made. On February 9, 1997, the Company asserted indemnification claims in the amount of $3,054,395. In the above action, Corning alleged that the Company owed it approximately $843,000 for post closing adjustments and transitional services. Corning also disputed the Company's indemnification claims and sought release of the escrow. The Company asserted a counterclaim for the indemnification claims. On May 20, 1998, the Company and Corning entered into a settlement agreement releasing all claims.
In connection therewith, the Company received $405,500, including interest, from the escrow, Corning received the balance of the escrow, the Company may defer payment, without interest, until December 31, 1999 for up to 250,000 lens blanks purchased during the next twelve months pursuant to the three year supply agreement, and the lawsuit is being dismissed.

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

     Not Applicable

                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol SOLR. The following table sets forth for the periods indicated the range of the high and low sales prices of such Common Stock, as reported by Nasdaq.

                                                       HIGH      LOW

     Quarter Ended March 31, 1996                       5.75     3.06
     Quarter Ended June 30, 1996                        8.13     4.25
     Quarter Ended September 30, 1996                   7.13     5.25
     Quarter Ended December 31, 1996                    8.75     6.00
     Quarter Ended March 31, 1997                       7.56     2.13
     Quarter Ended June 30, 1997                        3.44     2.00
     Quarter Ended September 30, 1997                   3.50     1.88
     Quarter Ended December 31, 1997                    2.88     1.63

     The Company was notified by The Nasdaq Stock Market, Inc. on April 17, 1998 that the Company would be delisted from the Nasdaq National Market because it had not timely filed its annual report on Form 10-KSB for the year ended December 31, 1997. The delisting action has been stayed pending a hearing before a panel authorized by the National Association of Securities Dealers, Inc. Board of Governors on May 28, 1998. The Company filed the subject annual report on May 22, 1998.

     At March 31, 1998, there were approximately 19 shareholders of record of the Company's Common Stock. Such number does not include beneficial owners holding shares through nominee names.

DIVIDEND POLICY

     The Company has never paid cash or other dividends and does not expect to pay any cash or other dividends in the foreseeable future with respect to its Common Stock. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. The New Credit Facility (as hereinafter defined) restricts the Company's ability to pay dividends on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

GENERAL

     Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. From 1978 until the Acquisition, the Company focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchandisers designed to enhance its sale of sunglasses. The Company continually added new products and developed new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at non-premium prices. This product was the predominant line of the Company from 1994 until the Acquisition, and has contributed significantly to the sales growth of the Company. The Company expects its Solar*X line of sunglasses to remain its predominant line in the non-premium segment of its business. During 1996 and 1997, the ground and polished segment of the Company's product line accounted for approximately 69% and 36%, respectively, of the Company's total sales. The Company intends to continue the marketing of its non-premium sunglasses to the mass merchandise market.

     In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line, a premium sunglass line. The Company sought to emphasize sales of H2Optix and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix brand name recognition and broaden the distribution network for the H2Optix product line. In 1996 and 1997, the Company experienced more substantial sales of the H2Optix product line.

     On February 13, 1997, the Company acquired the assets of the Serengeti Eyeware division of Corning. Corning's Serengeti Eyewear division entered the premium sunglass market in 1985 with the introduction of Drivers sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. The Serengeti Drivers line of sunglasses is principally responsible for this image. The Company intends to increase Serengeti's market share by introducing new Serengeti signature styles that exploit the Serengeti brand image. In addition, the Company intends to benefit its H2Optix line by including it within the Serengeti line, thereby tapping into Serengeti's well-established distribution network. During 1997, the Serengeti line accounted for approximately 64% of the Company's total sales.

     Historically, the Serengeti line has suffered delays in new product launches, resulting in depressed orders for those products. In response, Corning's Serengeti Eyewear division focused on timing the product development cycle to ensure that new products are introduced in October, which is the optimal time for selling to the largest Serengeti customers for the spring and summer seasons. However, the Company experienced inventory shortages of the new 1997 product line during the

1997 spring and summer seasons due in part to the timing of the Acquisition and the long lead times necessary to acquire Serengeti product line inventory. The Company believes that these shortages had a material negative impact on its 1997 operating results.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

     Net sales increased from approximately $13.6 million in 1996 to approximately $32.5 million in 1997, primarily as a result of sales of the Serengeti product line which accounted for approximately 64% of the Company's total sales in 1997. As a result of the distribution of this product line in addition to the distribution of the Company's non-premium lines, sales to Wal-Mart decreased to approximately 27% of the Company's total sales in 1997 as compared to approximately 53% in 1996.

     Gross profit increased as a percentage of sales, from 36% in 1996 to 43% in 1997, primarily as a result of the increased gross margins generated by the Serengeti product line. The 1997 gross margins were negatively impacted by approximately 6% by allowances and credits aggregating approximately $2.1 million which were issued during the fourth quarter. These credits were issued by the Company at the request of certain significant customers to allow them to increase the rate of sale of the Company's products and to allow these customers to adjust their mix of the Company's products at the retail level. It is the intention of the Company to seek and obtain price concessions from its vendors to reduce the cost of products and improve gross margin.

     Selling expenses increased by approximately $4.1 million, from approximately $2.1 million in 1996 to approximately $6.2 million in 1997. This increase resulted primarily from increased costs after the Acquisition associated with marketing and selling expenses related to the Serengeti product line.

     General and administrative expenses increased by approximately $7.2 million, from approximately $1.6 million in 1996 to approximately $8.8 million in 1997 primarily as a result of an increase in executive and administrative salaries and office expenses as a result of the Acquisition, as well as additional costs incurred in connection with the distribution of the Serengeti line of sunglasses. In 1997, general and administrative expenses included approximately $1.3 million in charges related to the integration of the Serengeti business.

     Interest expense increased by approximately $900,000 from approximately $400,000 in 1996 to approximately $1.3 million in 1997 primarily as a result of the interest charges incurred on the Company's new term loan and revolving credit line described below.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Acquisition, the Company financed its operations primarily through the proceeds of an initial public offering completed in August 1995, its cash flow, and a $1.5 million revolving line of credit from Sun Bank/Gulf Coast (the "Old Credit Facility"). Concurrently with the closing of the

Acquisition, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein pursuant to which the Company refinanced the Old Credit Facility with a new senior credit facility (the "New Credit Facility") which provides the Company with the ability to borrow up to $17.5 million in the form of (i) a three year revolving credit facility in the amount of $7.5 million (the "Revolver Facility") and (ii) a five year amortizing term loan facility in the amount of $10.0 million (the "Term Facility").

     The Company borrowed the entire $10.0 million of availability under the Term Facility to finance a portion of the Acquisition purchase price, to repay in full the outstanding principal indebtedness and accrued interest (approximately $1.5 million) under the Old Credit Facility and to pay related fees and expenses. The Company financed the remaining portion of the Acquisition purchase price with the net proceeds of the sale of Preferred Shares. See "Certain Relationships and Related Transactions - To Finance the Serengeti Acquisition."

     The Revolver Facility has a $2 million sublimit for the issuance of stand-by letters of credit. Pursuant to the Revolver Facility, the Company is able to borrow up to 85% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory. The unused portion of the Revolver Facility was $1,000,000 at December 31, 1997. During January 1998, the Company borrowed $250,000 of such unused portion of the Revolver Facility. To date, the lenders have not allowed the Company the use of any additional amounts available under the Revolver Facility due to the Company's non-compliance with certain financial covenants as described below.

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

     The New Credit Facility requires the Company to maintain certain financial ratios. Pursuant to the New Credit Facility, the Company is required to apply 75% of its "Excess Cash Flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course and the net proceeds of equity issuances, and permitted debt issuances to prepay outstanding amounts under the Term Facility. The New Credit Facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The New Credit Facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries.

     As of December 31, 1997, the Company was not in compliance with certain financial covenants with respect to the New Credit Facility. Although the lenders have not declared a default or accelerated payment of the New Credit Facility, there can be no assurance that the lenders will not do so in the future. As a result, $7,000,000 of the New Credit Facility has been reclassified as of December 31, 1997 as current debt. The Company is currently in negotiation with the lenders to restructure the New Credit Facility including modification of the financial covenants and obtaining waivers of past non-compliance.

     The Company's liquidity decreased from working capital of approximately $9.7 million at December 31, 1996 to working capital of approximately $0.8 million at December 31, 1997. This decrease results primarily from increases of approximately $5.2 million in receivables due to increased sales volume in 1997 and approximately $5.6 million in inventory related to additional anticipated increases in future sales volume, offset by an increase of approximately $8.4 million in accounts payable related principally to the increased inventory levels and the reclassification of $7.0 million of non-current debt to current debt for the reasons described above. In addition, the Company's short-term debt increased by approximately $8.2 million and short-term investments decreased by approximately $5 million as a result of the Acquisition.

     The Company incurred approximately $1.4 million in capital expenditures during 1997 primarily relating to the expansion of its facility and the acquisition of equipment, and furniture and fixtures. The Company anticipates that its level of capital expenditures will decrease significantly during 1998.

     The Company anticipates, based on its currently proposed plans, of which there can be no assurance that they will be accomplished, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1998 fiscal year. In this regard, the Company will attempt to (i) restructure the New Credit Facility as described above, (ii) negotiate with additional lenders to replace its current senior debt, (iii) reduce its current inventory levels by expanding its distribution and (iv) restructure its organization to reduce its operating costs.

GOING CONCERN CONSIDERATION

     As indicated by the independent certified public accountants in their report and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficit of $9,945,253 at December 31, 1997. For the year ended December 31, 1997, the Company reported a loss before preferred dividends of $3,401,881 and was not in compliance with certain financial covenants under the New Credit Facility.
These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

YEAR 2000

     During November, 1997 the Company began converting its information system to be year 2000 compliant. At December 31, 1997, the Company had completed the installation of the new software and was in the process of updating the applications. The Company incurred charges aggregating approximately $90,000 in 1997 and estimates that additional costs will aggregate approximately $50,000 in 1998.

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

RECENT PRONOUNCEMENT

     In June 1997, the Financial Account Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income," (FAS 130) and No. 131, "Disclosure About Segments of an Enterprise and Related Information," (FAS
131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that FAS 130 and FAS 131 will have on its future financial statements and disclosures.

ITEM 7.  FINANCIAL STATEMENTS.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Reports                                                F-1

Consolidated Balance Sheet as of December 31, 1997                           F-3

Consolidated Statements of Operations for the Years
  Ended December 31, 1997 and 1996                                           F-5

Consolidated Statement of Stockholders' Equity for the
  Two Years Ended December 31, 1997                                          F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996                                                 F-7

Notes to Consolidated Financial Statements                                   F-9

                             INDEPENDENT AUDITOR'S REPORT
                             ----------------------------


To the Board of Directors and Shareholders
Serengeti Eyewear, Inc.
(Formerly Solar-Mates, Inc.)


We have audited the consolidated balance sheet of Serengeti Eyewear, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serengeti Eyewear, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit at December 31, 1997, and is default of certain loan covenants of its senior debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 BDO Seidman, LLP

Orlando, Florida
April 7, 1998 (except for Note 9 as
 to which the date is May 20, 1998)

                             INDEPENDENT AUDITOR'S REPORT
                             ----------------------------

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



                                                  Bartnick, P.A.
                                                  Certified Public Accountants


Boca Raton, Florida
February 14, 1997
(Except for Note 13 as
 to which the date is
 January 26, 1998)

                              Serengeti Eyewear, Inc,
                            (Formerly Solar-Mates, Inc.)
                             Consolidated Balance Sheet
                                 December 31, 1997


                                        ASSETS
                                        ------

Current Assets:

     Cash and cash equivalents                 $    128,188
     Accounts receivable - less allowance
      for doubtful accounts and discounts
       of $238,445 (Notes 5, 7 and 9)            11,259,056
     Other receivables                               78,730
     Income tax refund receivable (Note 10)         388,257
     Inventories (Notes 1, 2 and 7)              18,438,581
     Prepaid expenses (Note 3)                      926,128
                                               ------------
      Total current assets                       31,218,940

Fixed assets - net of accumulated
     depreciation  (Notes 2 and 4)                2,353,051

Other assets:
     Debt issue costs (Note 2)                      495,000
     Prepaid expenses - non-current (Note 3)        342,738
     Patents and trademarks - (Note 2)           10,824,861
     Goodwill (Note 2)                            7,053,607
     Other assets                                    18,424
                                               ------------

                                               $ 52,306,621
                                               ------------
                                               ------------

See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                             Consolidated Balance Sheet
                                 December 31, 1997
                                    (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Note payable - bank (Note 5)                 $ 6,500,000
   Current portion of long-term debt - bank
    (Note 7)                                      8,750,000
   Current portion of long-term debt - other
    (Note 7)                                         57,818
   Due to stockholder (Note 6)                       44,575
   Accounts payable                              12,533,053
   Accrued dividends (Note 8)                     1,290,000
   Customer deposits                                900,122
   Accrued expenses                                 389,963
                                                -----------
     Total current liabilities                   30,465,531
                                                -----------

Long-term debt - other (Note 7)                     154,865

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 8, 12, and 13):
Preferred stock, $.001 par value, convertible,
 1,000,000 shares authorized, 22,618 shares
 issued and outstanding                          21,043,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                               2,384
Additional paid in capital                       10,586,094
Accumulated deficit                              (9,945,253)
                                                -----------
       Total stockholders' equity                21,686,225
                                                -----------

                                                $52,306,621
                                                -----------
                                                -----------

See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                       Consolidated Statements of Operations
                   For The Years Ended December 31, 1997 and 1996

                                          1997          1996
                                      ------------  ------------

     Net sales                        $ 32,458,362  $ 13,584,255

     Cost of goods sold                 18,644,772     8,704,447
                                      ------------  ------------

     Gross profit                       13,813,590     4,879,808
                                      ------------  ------------

     Operating expenses:
      Depreciation                         364,753       118,612
      Amortization                         906,071         7,673
      Selling expenses                   6,245,338     2,125,757
      General and administrative
         expenses                        8,759,208     1,623,109
                                      ------------  ------------

     Total operating expenses           16,275,370     3,875,151
                                      ------------  ------------

     Income (loss) from operations      (2,461,780)    1,004,657
                                      ------------  ------------
     Other expenses (income):
        Other income                       (64,644)     (189,632)
        Interest                         1,334,733       393,112
                                      ------------  ------------
                                         1,270,089       203,480
                                      ------------  ------------
     Income (loss) before income taxes  (3,731,869)      801,177
     Provision for income taxes
      (benefit) (Note 10)                 (329,988)      232,930
                                      ------------  ------------
     Net income (loss)                  (3,401,881)      568,247

     Preferred dividends *               5,040,000     2,674,818
                                      ------------  ------------
      Net loss applicable to
      Common stock                    $ (8,441,881) $ (2,106,571)
                                      ------------  ------------
                                      ------------  ------------
      Basic loss per share            $      (3.54) $       (.88)
                                      ------------  ------------
                                      ------------  ------------

     * Amounts for 1996 have been restated from those previously reported to reflect a stock dividend on preferred stock which is convertible at a discount from market value at the date of issuance (see Note 13).


     See accompanying notes to financial statements.

Serengeti Eyewear, Inc.
(Formerly Solar-Mates, Inc.)
Consolidated Statement of Stockholders' Equity
For the Two Years Ended December 31, 1997

                                   Common Stock         Preferred Stock          Paid in      Accumulated
                                 Shares     Amount     Shares      Amount        Capital        Deficit
                                ------------------     -------------------     -----------    -----------
Balance December 31, 1995       2,384,000   $2,384        -      $      -       $4,279,276    $  603,199

Preferred shares issued
 for cash pursuant to a
 Regulation S offering                                   7,500    7,500,000
Costs associated with
 Regulation S offering                                             (525,000)
 Preferred stock dividend -
  Accrual *                                                                                     (118,000)
 Preferred stock dividend -
  Assumed conversion *                                                           2,556,818    (2,556,818)
Net income for the year                                                                          568,247
                                ---------   ------      ------   -----------   -----------   -----------
 Balance December 31, 1996      2,384,000    2,384       7,500    6,975,000      6,836,094    (1,503,372)

 Preferred stock issued
  for cash pursuant to a
  Regulation S offering                                 15,000   15,000,000
 Costs associated with
  Regulation S offering                                          (1,050,000)
 Payment of preferred
  stock dividend                                           118      118,000
 Preferred stock dividend -
  Accrual                                                                                     (1,290,000)
 Preferred stock dividend -
  Assumed conversion                                                             3,750,000    (3,750,000)
 Net loss for the year                                                                        (3,401,881)
                                ---------   ------      ------   -----------   -----------   -----------
Balance December 31, 1997       2,384,000   $2,384      22,618   $21,043,000   $10,586,094   $(9,945,253)


     * Amounts for 1996 have been restated from those previously reported to reflect a stock dividend on preferred stock which is convertible at a discount from market on the date of issuance (see Note 13)

     See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                       Consolidated Statements of Cash Flows
                   For The Years Ended December 31, 1997 and 1996

                                                 1997        1996
                                             -----------  -----------

Cash flows from operating activities:
Net income (loss)                            $(3,401,881) $   568,247
                                             -----------  -----------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
    Depreciation and amortization              1,270,824      126,285
    Deferred loan fees charged to interest       105,000         -
 Changes in assets and liabilities:
  (Increase) in accounts receivable           (5,157,787)  (2,074,115)
  (Increase) in tax refunds receivable          (388,257)        -
  (Increase) in inventory                     (5,599,344)  (1,222,268)
  (Increase) decrease in trading securities    4,976,625   (3,629,600)
  (Increase) in prepaid expenses                (466,504)     (29,046)
  (Increase) in other assets                      (2,553)      (3,616)
  Increase in accounts payable                 8,417,744    1,978,040
  Increase in customer deposits                  900,122         -
  Increase (decrease) in accrued expenses       (290,213)     233,110
  (Decrease) in accrued income taxes            (232,930)    (109,070)
                                             -----------  -----------
      Total adjustments                        3,532,727   (4,730,280)
                                             -----------  -----------
      Net cash provided by (used in)
      Operating activities                       130,846   (4,162,033)
                                             -----------  -----------
Cash flows from investing activities:
  Acquisition of Corning division assets     (26,264,530)  (2,091,031)
  Acquisitions of patents and trademarks         (23,053)     (12,462)
  Proceeds from disposition of fixed assets       64,841         -
  Purchase of fixed assets                    (1,207,583)    (262,501)
                                             -----------  -----------
          Net cash provided by (used in)
          investing activities               (27,430,325)  (2,365,994)
                                             -----------  -----------

Cash flows from financing activities:
  Gross proceeds from bank borrowings         16,500,000         -
  Principal payments on bank borrowings       (2,750,000)        -
  Principal payments on long-term debt -other    (95,858)     (17,862)
  Principal payments on notes payable and
    accounts payable related parties            (209,202)    (179,065)
  Net proceeds from preferred stock sales     13,950,000    6,975,000
  Deferred loan costs                           (600,000)        -
  S corporation distribution                        -         (96,575)
                                             -----------  -----------
      Net cash provided by (used in)
      Financing activities                    26,794,940    6,681,498
                                             -----------  -----------
Net increase (decrease) in cash and
 Cash equivalents                               (504,539)     153,471
Cash and cash equivalents- beginning of year     632,727      479,256
                                             -----------  -----------
Cash and cash equivalents- end of year       $   128,188  $   632,727
                                             -----------  -----------
                                             -----------  -----------

See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                            (Formerly Solar-Mates, Inc.)
                       Consolidated Statements of Cash Flows
                   For The Years Ended December 31, 1997 and 1996
                                    (Continued)



     Supplemental cash flow information:

         Cash paid for :   Interest                 $1,053,618   $ 388,578
                           Income taxes             $  233,166   $ 238,972


     Non-cash investing and financing activities:

     Acquisition of fixed assets with debt          $  164,252   $ 113,269
     Commission paid with warrants                  $    -       $ 462,000
     Issuance of preferred stock for
       payment of dividends                         $  118,000   $    -














     See accompanying notes to financial statements.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


NOTE 1 - ACCOUNTING POLICIES

ORGANIZATION

Serengeti Eyewear, Inc. (Formerly Solar-Mates, Inc.) (See Note 2) is a distributor of sunglasses incorporated under the laws of the State of New York. The Company maintains its office and warehouse operations in Sarasota, Florida. Suppliers for the Company are primarily located in the United States, Asia and Europe. The Company's customers operate retail stores located principally throughout North America, Europe and the Pacific Rim.

CONSOLIDATION POLICY

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

INVENTORIES

Inventories are valued at the lower of cost or market on a first in - first out basis and consist of the following.

                  Raw materials     $ 5,328,247
                  Work in process     4,625,578
                  Finished goods      8,484,756
                                    -----------
                                    $18,438,581
                                    -----------
                                    -----------

FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight line method over the expected useful lives of the assets of five to fifteen years.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of goods to its customers.

PATENTS AND TRADEMARKS

Patents and trademarks are amortized using the straight line method over periods of ten to thirteen years for patents and twenty years for trademarks based upon their estimated useful lives. Patents and trademarks are stated net of accumulated amortization of $567,252 and $20,882 at December 31, 1997 and 1996

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


respectively.

GOODWILL

Goodwill resulting from the acquisition of the Serengeti business is amortized using the straight line method over a period of twenty years and is stated net of accumulated amortization of $338,820 at December 31, 1997.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" (FAS 121) during 1997. FAS 121 requires impairment losses to be recorded on long-lived assets used in operations and goodwill when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of FAS 121 did not materially impact the financial statements of the Company.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising costs charged to operations were $3,471,828 and $658,461 in 1997 and 1996, respectively.

WARRANTY COSTS

The Company offers a one year warranty on its line of products. Warranty costs are charged to operations as incurred. The Company accrued $100,000 for future estimated warranty costs at December 31, 1997. Warranty costs were approximately $357,000 during 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


debt of the same remaining maturities.

RECENT PRONOUNCEMENT

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income," (FAS 130) and No. 131, "Disclosure About Segments of an Enterprise and Related Information," (FAS
131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that FAS 130 and FAS 131 will have on its future financial statements and disclosures.

RECLASSIFICATIONS

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.


NOTE 2 - ACQUISITION OF BUSINESS INTEREST

On February 13, 1997 the Company changed its name to Serengeti Eyewear, Inc. in conjunction with the acquisition of certain assets of the Serengeti Eyewear division of Corning Incorporated used in the design, manufacture and distribution of Serengeti brand sunglasses. The Company used the purchase method of accounting to record this transaction and has included these operations in its statement of operations since the acquisition date. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The Company acquired the Serengeti assets for cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock (see Note 8) and the borrowings under the credit facility described below. In addition, the Company incurred other costs related to the acquisition aggregating $855,561 which are being amortized as goodwill over a period of 20 years.

Concurrently with the closing of the above acquisition, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank (see Notes 5 and 7). Under the agreement the Company has the ability to borrow up to $17.5 million in the form of (a) a three year revolving credit facility in the amount of $7.5 million and (b) a five year amortizing term loan facility in the amount of $10 million. Closing costs related to the bank financing aggregating $600,000 are being amortized as interest expense over a period of 5 years.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay the $1.5 million of outstanding indebtedness under an existing line of credit.

The purchase price, including the additional costs described above, was allocated as follows:

                Inventory                  $ 8,830,856
                Furniture and equipment        832,278
                Trademarks                   9,500,000
                Patents                      1,800,000
                Goodwill                     7,392,427
                                           -----------
                                           $28,355,561
                                           -----------
                                           -----------

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results which may occur in the future.

                                            1997       1996
                                           -------    -------
                                             (In thousands)

     Net sales                             $35,097    $46,238
     Net loss applicable to common stock   $(8,460)   $(3,346)
     Per share                             $ (3.55)   $ (1.40)

NOTE 3 - PREPAID EXPENSES

It is the Company's policy to amortize sunglass displays shipped to customers over the two year period of the distribution program. At December 31, 1997 unamortized costs related to these displays was $874,874 of which $532,136 is classified as a current asset. Amortization charged to cost of sales was $665,548 and $396,456 during 1997 and 1996, respectively.

Other prepaid expenses were $393,992 at December 31, 1997.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31, 1997:

       Furniture and equipment             $2,201,828
       Leasehold improvements                 530,934
       Transportation equipment               209,068
                                           ----------
                                            2,941,830
       Less: accumulated depreciation         588,779
                                           ----------
                                           $2,353,051
                                           ----------
                                           ----------

Depreciation expense was $364,753 and $118,612 for the years ended December 31, 1997 and 1996 respectively.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997

NOTE 5 - NOTE PAYABLE - BANK

During February, 1997 the Company secured a $7,500,000 line of credit with a bank with interest payable at a LIBOR rate or Base rate plus applicable margins. At December 31, 1997 the Company had borrowed $6,500,000 on the line at an average interest rate of 8.6%.

The Company is able to borrow up to 85% of eligible accounts receivable under 91 days old and 50% of eligible inventory under the revolving credit facility for working capital. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiary. In addition, the Company is subject to certain financial covenants. Certain information related to this note for the year ended December 31, 1997 is as follows.

         Maximum amount outstanding      $6,500,000
         Average month end balance       $1,742,000
         Weighted average interest rate        8.5%
         Unused at December 31, 1997     $1,000,000

At December 31, 1997, although the Company was current with its principal and interest payments to the bank it was in violation of certain of the financial loan covenants under the revolving loan and the term loan described in Note 7. The financial loan covenants include ratio and net worth requirements. The Company is currently attempting to restructure its loan covenants with the bank. As of the date hereof these covenants had not yet been restructured and the entire amounts due under the revolving loan and term loan have been classified as current liabilities.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company at January 1, 1994, had an unsecured 9% interest-bearing note payable to a stockholder due on April 30, 1995, in the amount of $880,522. During December, 1994 $510,000 of this note was converted to equity with the balance of $370,522 converted into a term note with interest at 9% per annum payable interest only of $2,779 per month for 12 months and principal and interest of $16,927 for 24 months thereafter. The balance of $173,921 at December 31, 1996 was repaid during 1997.

The Company borrowed $285,000 from a shareholder during November, 1993, for working capital purposes. Through 1997 $240,425 was repaid. The remaining balance of $44,575 is due on demand and is recorded as due to Stockholder at December 31, 1997.

Interest expense related to loans from related parties aggregated approximately $27,000 and $29,000 in 1997 and 1996, respectively.

Legal fees for services rendered by a firm of which a director is a partner were approximately $565,000 and $318,000 in 1997

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


and 1996, respectively.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997:

Note payable bank - due in quarterly installments
 of $312,500 in 1997, $437,500 in 1998 and $583,333
 from 1999 to 2001, due December 31, 2001. Interest
 is calculated based on LIBOR rate plus applicable
 margins (9% at December 31, 1997) (secured by
 substantially all of the Company's assets)                        $8,750,000

Note payable due in monthly installments of $1,127
 including interest at 7.5% per annum, due in August,
 2002 (secured by transportation equipment)                            53,154

Note payable due in monthly installments of $1,168
 including interest at 7.2% per annum, due in Nov.,
 2000 (secured by transportation equipment)                            36,764

Note payable due in monthly installments of $479
 including interest at 4.9% per annum, due in Aug.,
 2000 (secured by transportation equipment)                            14,351

Note payable due in monthly installments of $510
 including interest at 9.3% per annum, due in June,
 2001 (secured by transportation equipment)                            18,229

Note payable due in monthly installments of $385
 including interest at 13% per annum, due in December,
 1999 (secured by equipment)                                            8,098

Note payable due in monthly installments of $1,422
 including interest at 12.8% per annum, due in April,
 2000 (secured by equipment)                                           32,873

Note payable due in monthly installments of $1,130
 including interest at 9.6% per annum, due in June,
 2002 (secured by equipment)                                           49,214
                                                                   ----------
                                                                    8,962,683
Less current portion                                                8,807,818
                                                                   ----------
                                                                   $  154,865
                                                                   ----------
                                                                   ----------

Maturity of long-term debt is as follows:

1998: $8,807,818 - 1999:$63,547 - 2000: $48,284
2001: $27,603 - 2002: $15,431

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


NOTE 8 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

At December 31, 1997, the Company had one stock option plan. The Company applies APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the options. Under APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value.

Under the Company's 1995 Stock Option Plan, (the "Plan") the Company's Board of Directors has reserved 1,500,000 shares which may be granted at the Board of Directors' discretion. No option may be granted after January, 2005 and the maximum term of the options granted under the Plan is ten years.

Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock Based Compensation," requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: no dividend yield, volatility ranging from 50% to 60%, risk-free interest rates ranging from 6.1% to 6.6% and expected lives of three years.

Under the accounting provisions of FASB 123, the Company's net loss and loss per share would be as follows:

                                               1997          1996
                                          ------------   -----------

  Net loss applicable to common stock     $(10,302,954)  $(3,885,002)
  Per share                               $      (4.32)  $     (1.63)


Changes in options outstanding under the plan are summarized as follows:

                                         Weighted   Weighted
                                          Average    Average
                                         Exercise  Fair Value
                                 Shares    Price   of Options
                                 ------    -----   ----------

 Balance December 31, 1995        20,000   $4.19     $ -
 Granted above market value      800,000    8.38      1.94
 Granted equal to market value    80,000    4.72      1.87
 Granted below market value       25,000    4.72      3.18
                               ---------------------------
 Balance December 31, 1996       925,000    8.08       -
 Granted above market value      220,065    3.24      1.25
 Granted equal to market value 1,189,935    2.94      1.33
 Forfeited                      (925,000)   8.08       -
                               ---------------------------
 Balance December 31, 1997     1,410,000    2.99       -
                               ---------------------------
                               ---------------------------

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


At December 31, 1997, a total of 714,974 of the outstanding Plan options were exercisable with a weighted average exercise price of $2.97 per share and have a weighted average remaining contractual life of 3.9 years.

STOCK WARRANTS

The following details the warrants outstanding as of December 31, 1997:

                       Underlying
 Warrant series          Shares    Exercise price  Expiration
 --------------        ----------  --------------  ----------

 IPO warrants          1,174,000        $6.50      Sep., 2000
 Underwriter warrants     96,000        $7.50      Aug., 2000
 Class A                 150,000        $5.56      Dec., 2002
 Class B                 300,000        $7.50      Dec., 2002
 Class C                 300,000       $10.00      Dec., 2002
 Class D                 200,000        $5.50      Sep., 2001
                       ---------
                       2,220,000
                       ---------
                       ---------

SHARES RESERVED

At December 31, 1997 the Company has reserved common stock for the following purposes:

                                      Shares
                                    ----------
 Convertible preferred stock        11,000,000
 Stock options                       1,500,000
 Stock warrants                      2,220,000
                                    ----------
                                    14,720,000
                                    ----------
                                    ----------

PREFERRED STOCK

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note 2, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. During 1997, 118 shares of preferred stock valued at $118,000, which represent dividends accrued in 1996 were issued. At December 31, 1997 dividends aggregating 1,290 shares of preferred stock, valued at $1,290,000 were due and payable to RBB.

Concurrently with the issuance of the Series A preferred shares, the Company also issued RBB a Series A warrant to purchase up to 150,000 shares of the Company's $.001 par value common stock at an

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


exercise price of $5.56 per share at any time commencing January 1, 1999 through December 31, 2002. In addition, concurrently with the issuance of the Series B and C preferred shares, the Company issued to RBB a Series B and a Series C warrant each of which entitles RBB to purchase up to an aggregate of 300,000 shares of the Company's $.001 par value common stock at a per share exercise price of $7.50 with respect to the Series B warrant and $10 with respect to the Series C warrant at any time commencing January 1, 1999 through December 31, 2002. The Company also issued as part of the commission in connection with the Series A preferred shares a Series D warrant to purchase up to an aggregate of 200,000 shares of $.001 par value common stock at an exercise price of $5.50 per share through September 30, 2001.

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

The Company recorded preferred dividends of $5,040,000 ($2.11 per share) and $2,674,818 ($1.12 per share) including $3,750,000 and $2,556,818 of dividends recorded as an issuance of the beneficial conversion features of the preferred stock during 1997 and 1996 respectively (see Note 13).

At any time after September 30, 2000 the Company will have the right to force conversion of the preferred shares into common stock.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

During 1997 the Company entered into employment agreements with five officers and seven sales personnel. These agreements call for aggregate salaries of $1,131,000 in 1997, $1,467,000 in 1998, $1,539,000 in 1999 and $272,000 in 2000
and auto allowances aggregating $66,000 per year. Also included in the contracts are certain bonus compensation and options to purchase up to 515,000 shares of common stock at $2.94 per share through August, 2000 based on sales and profit targets set by the Company. The sales and profit targets were not met in 1997.

OPERATING LEASES

The Company leases its warehouse and office facilities pursuant to a lease expiring March 2000. This lease provides for various escalations based on cost of living, real estate taxes, and other provisions. In addition, the Company leases sales offices on a month to month basis and certain transportation equipment pursuant to leases classified as operating leases. Total monthly lease payments for the warehouse and office facility aggregate approximately $6,700 per month.

Rent expense was $278,823 and $108,775 for 1997 and 1996, respectively.

Future minimum rentals for leases with remaining terms in excess of one year are as follows:

  1998: $98,763 - 1999: $85,095 - 2000: $13,600

CONCENTRATION OF CREDIT RISK/MAJOR CUSTOMERS AND SUPPLIERS

During the years ended December 31, 1997 and 1996, the Company made net sales to customers for amounts exceeding 10% of total net sales as follows:

    1996: WalMart $7,200,000 - 53%: Optimax $2,800,000 - 21%
    1997: WalMart $9,200,000 - 27%: Sunglass Hut $3,600,000 - 11%

Approximately $4,400,000 of the gross accounts receivable are due from two customers at December 31, 1997 and are unsecured.

The Company relies on a single source for the supply of lens blanks for its Serengeti line of products. The loss of the source for lens blanks or a disruption of the supply from this source could cause, at a minimum, temporary shortages in needed materials and could have a material adverse effect on the Company's business operations.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


LEGAL PROCEEDINGS

During March, 1997, Argent Securities, Inc. ("Argent), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. This action has since been transferred to the United States District Court for the Southern District of New York. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends to vigorously defend the action and is presently considering counterclaims.

During January, 1998 RBB Bank (RBB) the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed an action in the United States District Court, Southern District of New York. In the action, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock. There are also common law claims for fraud and negligent misrepresentation. RBB seeks compensatory damages in the sum of $22.5 million, equal to the purchase price of the preferred stock, and punitive damages in the sum of $25 million. The Company has reviewed the claims and denies them. The Company has filed a motion to dismiss the claims.

During February, 1998 Corning Incorporated (Corning), the entity from whom the Company purchased the Serengeti business filed an action in the Supreme Court, State of New York, County of Steuben. In the action Corning alleged that it was due $843,000 from the Company for services rendered during the period from February 13, 1997 to May 7, 1997. In addition, in conjunction with the Company's acquisition of the Serengeti business $1.5 million was deposited in escrow by the Company. These funds were to be released to Corning on February 13, 1998 if the Company had not made indemnification claims against it prior to that date. Corning was demanding that the funds held in escrow be released to it even though the Company had made indemnification claims against the fund.

The Company was disputing Corning's claim for the $843,000 as it

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


was the Company's contention that it has requested from Corning, on several occasions, documentation for the alleged charges and Corning had not provided the requested documentation. The Company was also disputing the release of the escrow funds to Corning as it had filed an indemnification claim against Corning in the amount of $3,054,000.

On May 20, 1998, the Company and Corning entered into a settlement agreement releasing all claims. In connection therewith the Company received $405,500, including interest from the escrow account and Corning received the balance which was held in escrow. In addition, the Company may defer payment for up to 250,000 lens blanks purchased during the next 12 months from Corning until December, 1999 and the suit is being dismissed.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The components of deferred tax assets and liabilities at December 31, 1997 consisted of the following:

Deferred tax assets:
     Warranty reserve                   $   34,000
     Allowance for doubtful accounts        81,000
     Net operating loss carryforward       546,000
     Valuation allowance                  (616,000)
                                        ----------
       Deferred tax assets                  45,000
Deferred tax liabilities:
     Depreciation and amortization         (45,000)
                                        ----------
       Net deferred tax asset           $     -
                                        ----------
                                        ----------

The Company's valuation allowance increased by $616,000 during 1997. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


The following is a reconciliation of those differences.

                                                1997        1996
                                                ----        ----

   Tax at federal statutory rate                (34)%        34 %
   Operating loss with no tax benefit            25
   Other                                                     (8)
   State income tax net of federal
    tax benefit                                               3
                                             --------    --------
                                                 (9)%        29 %
                                             --------    --------
                                             --------    --------

During 1997, due to the net operating loss, the Company will be able to file a claim for federal income tax refunds from 1995 and 1996 aggregating $388,257. The unused amount of operating loss carryforwards of approximately $1,600,000 expires in 2112.

Income taxes consisted of $188,595 of domestic and $44,335 of foreign income taxes in 1996.

NOTE 11 - FOREIGN OPERATIONS

During 1997 and 1996 the Company operated in 2 geographic areas: The United States and Hong Kong. Following is a summary of information by area:

                                           1997          1996
                                        -----------  -----------

  Net sales to unaffiliated customers:
    United States                       $31,341,200  $12,634,908
    Hong Kong                             1,117,162      949,347
                                        -----------  -----------
                                        $32,458,362  $13,584,255
                                        -----------  -----------
                                        -----------  -----------

  Income (loss) from operations:
    United States                       $(2,403,481)   1,139,571
    Hong Kong                               (58,299)    (134,914)
                                        -----------  -----------
                                         (2,461,780)   1,004,657
  Other income                               64,644      189,632
  Other expenses                         (1,334,733)    (393,112)
                                        -----------  -----------
  Income (loss) before income taxes     $(3,731,869) $   801,177
                                        -----------  -----------
                                        -----------  -----------
  Identifiable assets:
    United States                       $50,462,001  $18,762,738
    Hong Kong                             1,844,620      591,849
                                        -----------  -----------
                                        $52,306,621  $19,354,587
                                        -----------  -----------
                                        -----------  -----------

Income (loss) before income taxes represents net sales, less operating expenses for each geographic area and other income and expenses of a general corporate nature. Identifiable assets are those that are identifiable with operations in each geographic area. All of the sales made by the foreign subsidiary in 1997 were made to a significant customer described in Note 9 and approximately 87% of the sales made by the foreign subsidiary in 1996 were made to a significant customer described in Note 9.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


Export sales for the year ended December 31, 1997 aggregated approximately $9,500,000 and were distributed to the following geographic regions.

                   Canada                 $2,000,000
                   Europe                  5,000,000
                   Asia and Australia      2,500,000
                                          ----------
                                          $9,500,000
                                          ----------
                                          ----------

NOTE 12 - LOSS PER SHARE

Loss per share amounts are computed based upon the weighted average number of shares outstanding of 2,384,000 in 1997 and 1996.

Potential common shares are not considered in the computation as their effect would be anti-dilutive. Potential common shares include 1,410,000 options, 2,220,000 warrants and 11,000,000 shares underlying the preferred stock.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The adoption of FAS 128 did not have a material effect on the Company's EPS presentation.

NOTE 13 - RESTATEMENT OF STOCKHOLDERS' EQUITY

In March, 1997 the Securities and Exchange Commission (SEC) announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market price at the date of issuance. The SEC's position is that a dividend should be recorded for the difference between the conversion price and the quoted market price of the common stock on the date of issuance. To comply with this position and to record an accrual for 1996 preferred stock dividends, the Company restated its financial statements to reflect a dividend of $2,674,818 ($1.12 per share) at December 31, 1996, related to the sale of the convertible preferred stock discussed in Note 8.

                               Serengeti Eyewear, Inc.
                             (Formerly Solar-Mates, Inc.)
                      Notes to Consolidated Financial Statements
                                  December 31, 1997


NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1997 the company issued credits and markdowns to several customers which resulted in a charge to operations aggregating approximately $2,100,000. These credits and markdowns were issued by the Company at the request of certain significant customers to allow them to increase the rate of sale of the Company's products and to allow these customers to adjust their mix of the Company's products at the retail level.

NOTE 15 - GOING CONCERN CONSIDERATION

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced a net loss before preferred dividends in 1997 of $3,401,881 which resulted in an accumulated deficit of $9,945,253 at December 31, 1997. At December 31, 1997 the Company's current ratio was 1.02 to 1.00. In addition, the Company was in violation of certain financial covenants at December 31, 1997 (see Note 5). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company believes that the following actions and plans will allow it to continue operations for a reasonable period of time.

   The Company is attempting to restructure the loan covenants of its senior debt.

   The Company is attempting to negotiate with additional lenders to replace its current senior debt.

   The Company is attempting to reduce its current inventory levels by expanding its distribution.

   The Company is attempting to restructure its organization to reduce its operating expenses.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 11, 1997, Winter, Scheifley & Associates, P.C. declined to stand for re-election as the Company's independent auditors, and on the same date the Company appointed Bartnick, P.A. as its new independent auditors commencing with the audit of the Company's consolidated financial statements for the year ended December 31, 1996. The Company's financial statements for the past two fiscal years and any interim period through February 11, 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The decision to change auditors was approved by the Company's Board of Directors. There were no disagreements with such former auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the past two fiscal years or any interim period through February 11, 1997. The Company did not consult with its new independent auditors regarding any matters relating to periods prior to their engagement. The Company has received from its former auditors a letter addressed to the Securities and Exchange Commission stating their agreement with the foregoing statements by the Company.

     On December 5, 1997, Bartnick, P.A. declined to stand for re-election as the Company's independent auditors, and on the same date the Company appointed BDO Seidman LLP as its new independent auditors commencing with the audit of the Company's consolidated financial statements for the year ended December 31, 1997. The Company's financial statements for the past fiscal year and any interim period through December 5, 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The decision to change auditors was approved by the Company's Board of Directors. There were no disagreements with such former auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the past fiscal year or any interim period through December 5, 1997. The Company did not consult with its new independent auditors regarding any matters relating to periods prior to their engagement. The Company has received from its former auditors a letter addressed to the Securities and Exchange Commission stating their agreement with the foregoing statements by the Company.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     The names and ages of the directors, executive officers and significant employees of the Company are set forth below.



NAME                          AGE       POSITIONS
--------------------------------------------------------------------------

Stephen Nevitt                50        President, Treasurer and Director
Milton Nevitt                 76        Vice President, Secretary and
                                          Director
Michael J. Guccione           50        Vice President and Director
David B. Newman               43        Director
William Keener                52        Director
Michael Burke                 48        Vice President-Marketing and
                                          Director
Lloyd J. Fuller               52        Vice President-Worldwide Sales
                                          Manager/Premium Division and Director
Lucia Almquist                44        Vice President-Corporate
Development
Edward Borix                  48        Vice President of Operations,
                                           Worldwide and Director
Neil Winter                   46        Chief Financial Officer


     Stephen Nevitt became the President of the Company in 1993. Prior to such time, he served as Vice President and a director of the Company since its founding in 1976 by his father, Milton Nevitt. As Vice President, he was involved in all phases of operations including management and sales. As President he has been given primary responsibility for management and sales and has also been responsible for design and development of the Company's products as well as product procurement. Mr. Nevitt is primarily responsible for the Company's account with Wal-Mart.

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

     Michael J. Guccione became a Vice President and director of the Company in December 1994. Since joining the Company in 1992, Mr. Guccione's primary responsibilities have been marketing and product development of the Company's H2Optix and other product lines. Mr. Guccione became employed by Wal-Mart in 1976 and started and headed its fine jewelry division. Mr. Guccione was also in charge of the development of the sunglass business at Wal-Mart and travelled extensively throughout the Far East and Pacific Rim for the purpose of developing resources for the purchase of sunglasses. After leaving Wal-Mart in 1990, Mr. Guccione independently ran a management consulting firm until joining the Company.

     David B. Newman, a director of the Company since December 1994, has for over the last nine years been a partner of the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which has acted as outside counsel to the Company since 1987.

     William Keener, a director of the Company since July 1996, has served as an Executive Vice President and Chief Credit Officer of SouthTrust Bank of the Suncoast, a commercial bank, since May 1994. From March 1990 to May 1994, Mr. Keener served as a Senior Vice President and Group President for Commercial Lending and, thereafter, as First Vice-President for Commercial Real Estate for Sunbank, N.A., a commercial bank.

     Michael Burke became Vice President-Marketing of the Company in January 1997 and a director of the Company in May 1997. From January 1995 until joining the Company, Mr. Burke served as a marketing consultant to the Company. From November 1992 through June 1994, he was Vice President and general manager of the sunglass division of Smith Sport Optics, a sunglass distributor. From June 1985 until November 1992, Mr. Burke served as Vice President-Marketing of Bausch & Lomb, Inc.'s Ray-Ban sunglasses division.

     Lloyd J. Fuller became Vice President-Worldwide Sales Manager/Premium Division of the Company in February 1997 and a director of the Company in May 1997. From 1992 until joining the Company, Mr. Fuller was a sales manager for the Serengeti Eyewear division of Corning, which was acquired by the Company in February 1997. He was responsible for North America sales until December 1995, when he became responsible for Latin America and Asia Pacific sales as well. During the 29 years prior to joining the Serengeti Eyewear division, Mr. Fuller was a sales and merchandising manager for Corning's Consumer Products Company.

     Lucia Almquist became Vice President-Corporate Development of the Company in January 1997. Ms. Almquist was a director of the Company in between May 1997 and May 1998. From 1991 through 1997, Ms. Almquist served as Vice President - Licensing and Merchandising for the Bon Jour Group, Ltd., a designer and manufacturer of various fashion products.

     Edward Borix became Vice President of Operations, Worldwide of the Company in March 1997 and a director of the Company in May 1997. From January 1995 until joining the Company, Mr. Borix was a Vice President of Fidelity Investments, an investment company. From 1979 to 1995, he was a general manager and director of distribution for various manufacturing plants of Bausch & Lomb, Inc., a manufacturer of diverse eyeglass, eyewear and other optical products.

     Neil Winter became the Chief Financial Officer of the Company in January 1997. Mr. Winter was director of the Company between May 1997 and May 1998. From 1985 until joining the Company, Mr. Winter was a principal of Winter, Scheifley & Associates, P.C., a firm of certified public accountants principally engaged in the auditing of financial statements for companies required to file reports with the Securities and Exchange Commission. Such firm served as the Company's independent auditors from January 1994 until December 1996. The Company's 1996 financial statements have been audited by Bartnick, P.A., and the Company's 1997 financial statements have been audited by BDO Seidman LLP., both of which are unrelated firms of certified public accountants.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership of such Common Stock with the Securities and Exchange Commission, and to file copies of such reports with the Company. Based solely upon a review of the copies of such reports filed with the Company, the Company believes that during 1997 such reporting persons complied with the filing requirements of Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes the compensation for services rendered to the Company paid in 1995, 1996 and 1997 to the Chief Executive Officer and the Company's other four most highly paid executive officers who received total annual salary and bonus in excess of $100,000 (collectively, the "Named Executives").

                              SUMMARY COMPENSATION TABLE

                                                               LONG TERM
                                             ANNUAL       COMPENSATION AWARDS
                                          COMPENSATION   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR      SALARY($)          OPTIONS(#)
---------------------------        ----   ------------   ----------------------

Stephen Nevitt                     1997      178,768             750,000
  President (CEO)                  1996      166,730
                                   1995      143,702

Michael Burke                      1997      158,515             105,000
  Vice President

Lucia Almquist                     1997      144,193              75,000
  Vice President

Neil Winter                        1997      142,815              65,000
  Chief Financial Officer

Lloyd Fuller                       1997      135,764              75,000
  Vice President


     Set forth below is information with respect to grants of stock options during the year ended December 31, 1997 to the named executive officers in the Summary Compensation Table.

                          OPTION GRANTS IN LAST FISCAL YEAR

                   Number of
                   Securities  Percent of Total
                   Underlying   Options Granted    Exercise or
                    Options     to Employees        Base Price
     Name           Granted(#)  In Fiscal Year        ($/Sh)    Expiration Date
     ----           ---------   --------------     -----------  ---------------

Stephen Nevitt      579,935        41.1%               2.94         4/02/07
                     20,065         0.1%               3.24         4/02/02
                    150,000        10.6%               3.24         4/02/02

Michael Burke       105,000         7.4%               2.94         6/30/00

Lucia Almquist       75,000         5.3%               2.94         6/30/00

Neil Winter          65,000         4.6%               2.94         8/13/00

Lloyd Fuller         75,000         5.3%               2.94         8/13/00

     Other than those granted to Messrs. Nevitt and Winter, the options listed above are subject to certain performance criteria during the fiscal years ended December 31, 1997, 1998 and 1999. Such criteria were not met for 1997 and, accordingly, the following options were forfeited: Michael Burke - 25,000; Lucia Almquist - 25,000; and Lloyd Fuller - 25,000. See "Employment Agreements" below.

                            FISCAL YEAR END OPTION VALUES


                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                      UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                   OPTIONS AT FISCAL YEAR END (#)     AT FISCAL YEAR END($)**
                   -----------------------------     --------------------------
NAME                 EXERCISABLE   UNEXERCISABLE*    EXERCISABLE   UNEXERCISABLE
----                 -----------   -------------     -----------   -------------

Stephen Nevitt         613,948        136,052             -              -

Michael Burke             0           105,000             -              -

Lucia Almquist            0            75,000             -              -

Neil Winter               0            65,000             -              -

Lloyd Fuller              0            75,000             -              -

----------------------

* Other than those granted to Messrs. Nevitt and Winter, the options listed above are subject to certain performance criteria during the fiscal years ended December 31, 1997, 1998 and 1999. Such criteria were not met for 1997 and, accordingly, the following options were forfeited: Michael Burke - 25,000; Lucia Almquist - 25,000; and Lloyd Fuller - 25,000. See "Employment Agreements" below

**The last sales price of the Common Stock was approximately $2.06 per share on December 31, 1997.

REPORT ON OPTION REPRICING

     The Company's 1995 Stock Option Plan (the "Plan") was established as an employment incentive to retain persons necessary for the development and financial success of the Company. In April 1997, as a result of the decrease in the market price of the Company's Common Stock during the preceding months and recognizing that previously granted stock options had lost much of their value in motivating employees (including the Named Executives) to remain with the Company and share in its overall financial goals, the Company's Stock Option Committee, pursuant to authority granted under the Plan, approved the repricing of 1,315,000 options, including 1,070,000 options granted to the Named Executives (the "Old Options"). Such repricing was effected by offering to grant new options (the "New Options") at an exercise price of $2.94 per share (except that 220,065 incentive New Options which were offered to two persons were offered at an exercise price of $3.24 per share), which was the fair market value of the Company's Common Stock on April 3, 1997 (or 110% of such fair market value with respect to the incentive New Options offered to the two persons) in exchange for the Old Options, based on a replacement ratio of one New Option for one Old Option. All New Options to the Named Executives expire on the same expiration date of the Old Options except with respect to Mr. Nevitt whose incentive New Options expire five years from the date of grant and whose non-incentive New Options expire ten years from the date of grant. By repricing the Old Options, the Company intends to reward key employees who held Old Options, including the Named Executives, for their contributions to the Company.

EMPLOYMENT AGREEMENTS

     In January 1997, the Company entered into a three year employment agreement with Michael Burke whereby Mr. Burke became employed as Vice President-Marketing of the Company. The contract provides for an annual base salary of $160,000 in 1997, $175,000 in 1998, and $190,000 in 1999. The contract also provides for incentive compensation and stock options as follows:

1998: If net sales and pretax profits exceed $60.0 million and $6.2 million, respectively, then Mr. Burke will receive $15,000 and 15,000 stock options or
          If net sales and pretax profits exceed $63.0 million and $6.5 million, respectively, then Mr. Burke will receive $35,000 and 35,000 stock options
1999: If net sales and pretax profits exceed $80.0 million and $6.9 million, respectively, then Mr. Burke will receive $15,000 and 20,000 stock options or
          If net sales and pretax profits exceed $84.0 million and $7.25 million, respectively, then Mr. Burke will receive $35,000 and 45,000 stock options

     In January, 1997, the Company entered into a three year employment agreement with Lucia Almquist whereby Ms. Almquist became employed as Vice President-Corporate Development of the Company. The contract provides for annual base salary of $150,000 in 1997, $165,000 in 1998, and $180,000 in 1999. The
contract also provides for incentive compensation and stock options as follows:

1998: If net sales and pretax profits exceed $60.0 million and $6.2 million, respectively, then Ms. Almquist will receive $15,000 and 10,000 stock options or
          If net sales and pretax profits exceed $63.0 million and $6.5 million,
          respectively, then Ms. Almquist will receive   $30,000 and 25,000
          stock options
1999: If net sales and pretax profits exceed $80.0 million and $6.9 million, respectively, then Ms. Almquist will receive $15,000 and 10,000 stock options or
          If net sales and pretax profits exceed $84.0 million and $7.25 million, respectively, then Ms. Almquist will receive $30,000 and 25,000 stock options

     In January 1997, the Company entered into a three year employment agreement with Neil Winter whereby Mr. Winter became employed as the Chief Financial Officer of the Company. The contract provides for an annual base salary of $138,000 in 1997, $150,000 in 1998, and $165,000 in 1999. In addition, the contract provides for additional compensation and stock options of $10,000 and 15,000 stock options in 1997, $15,000 and 25,000 stock options in 1998 and $15,000 and 25,000 stock options in 1999. The contract also provides for incentive compensation as follows:

1998: If net sales and pretax profits exceed $63.0 million and $6.5 million, respectively, then Mr. Winter will receive $10,000
1999: If net sales and pretax profits exceed $84.0 million and $7.25 million, respectively, then Mr. Winter will receive $15,000


     In January 1997, the Company entered into a three year employment agreement with Lloyd Fuller whereby Mr. Fuller became employed as Vice President of Sales of the Company. The contract provides for an annual base salary of $155,000 in 1997, $165,000 in 1998, and $180,000 in 1999. The contract also provides for incentive compensation and stock options as follows:

1998: If net sales and pretax profits exceed $60.0 million and $6.2 million, respectively, then Mr. Fuller will receive $15,000 and 10,000 stock options
          If net sales and pretax profits exceed $63.0 million and $6.5 million, respectively, then Mr. Fuller will receive $30,000 and 25,000 stock options
1999: If net sales and pretax profits exceed $80.0 million and $6.9 million, respectively, then Mr. Fuller will receive $15,000 and 10,000 stock options
          If net sales and pretax profits exceed $84.0 million and $7.25 million, respectively, then Mr. Fuller will receive $30,000 and 25,000 stock options

     Each of the employment agreements contain a covenant by the employee not to compete with the Company until the expiration of a one year period after the expiration or termination of the agreement.

     William Keener, a non-employee director of the Company in 1997 received a fee of $500 per month for his service as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 31, 1998 with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) any shareholder known by the Company to beneficially own more than five percent of such outstanding shares, (ii) the Company's directors and executive officers, and (iii) the directors and executive officers of the Company as a group. Except as otherwise indicated, the address of each beneficial owner of five percent or more of such Common Stock is the same as the Company.

  NAME AND ADDRESS
   OF BENEFICIAL           AMOUNT BENEFICIALLY               OWNERSHIP
       OWNER                     OWNED(1)                   PERCENTAGE(1)
----------------------     -------------------              -------------

Nevitt Family Trust(2)             506,103                      21.2%
Milton Nevitt                      278,781                      11.7%
Stephen Nevitt                   1,408,422(3)(4)                46.4%
Michael J. Guccione                200,830(5)                    8.2%
David B. Newman                    560,103(3)(6)                23.0%
  c/o Cooperman  Levitt Winikoff
        Lester & Newman, P.C.
      800 Third Avenue
      New York, New York 10022
William Keener                       1,000                       *
Neil Winter                         15,000(7)                    *
Michael Burke                        2,000                       *
Lloyd J. Fuller                       0                          --
Lucia Almquist                        0                          --
Edward Borix                         3,000                       *
John R. Clarke                     200,000(8)                    7.7%
     1725 Lazy River Lane
      Dunwoody, Georgia  30350
RBB Bank Aktiengesellschaft               (9)                    (9)
      Burging 16
      8010 Graz, Austria
Jerome B. Fox                      122,700(10)                   5.1%
      7821 Wilton Crescent Circle
      University Park, Florida 34201
Directors and executive officers
  as a group (10 persons)        1,963,033(11)                      62.0 %

________________
    *     Less than 1%.
     (1) Computation based on the term beneficial ownership as used in the regulations of the Securities and Exchange Commission which, for purposes of the computation of ownership by the named holder, deems outstanding shares of Common Stock issuable upon exercise of options and convertible securities exercisable or convertible on the date, and within sixty (60) days following the date, of determination of beneficial ownership. As of April 1, 1998, 2,384,000 shares of Common Stock were actually issued and outstanding.
     (2) The indicated trust (the "Trust") was created pursuant to a Trust Agreement, dated as of September 11, 1992, between Milton Nevitt, as grantor, and Stephen Nevitt and David B. Newman, as trustees. Such trustees have the sole power to vote the shares held by the Trust. The children of Milton Nevitt, including Stephen Nevitt, are the beneficiaries under the Trust.
     (3) Includes 506,103 shares held by the Trust, for which such beneficial owner acts as trustee.
     (4) Includes 647,961 shares issuable upon exercise of options granted pursuant to the Company's 1995 Stock Option Plan (the "Plan").
          Stephen Nevitt, pursuant to exercise of a power granted in the subscription agreement covering the issuance of the Company's Preferred Shares (as described in Footnote (9) below), has the power to direct the voting of shares of Common Stock issuable upon conversion thereof for the election of a majority of the directors of the Company through October

          2000. The table does not include shares of Common Stock issuable upon conversion of such Preferred Shares.
     (5) Includes 68,026 shares issuable upon exercise of options granted pursuant to the Plan.
     (6) Includes 50,000 shares issuable upon exercise of options granted pursuant to the Plan.
     (7) Represents shares issuable upon exercise of options granted pursuant to the Plan.
     (8) Represents shares issuable upon exercise of the Series D Warrant which entitles the holder to purchase such number of shares at an exercise price of $5.50 per share at any time prior to September 30, 2001.
     (9) RBB is the registered owner of 7,500 shares of Series A 6.5% Convertible Preferred Stock ("Series A Stock"), 7,500 shares of Series B 6% Convertible Preferred Stock ("Series B Stock") and 7,500 shares of Series C 6% Convertible Preferred Stock ("Series C Stock"; collectively with the Series A Stock and the Series B Stock, the "Preferred Shares") of the Company. Such Preferred Shares is presently convertible into shares of Common Stock of the Company at a price determined by dividing the stated value of the series ($7,500,000 for each) by a price equal to the lower of (i) $5.50 in the case of the Series A Stock, $6.75 in the case of the Series B Stock and 8.25 in the case of the Series C Stock, and (ii) 80% of the average market price (as defined) for the ten consecutive trading days ending three days prior to the notice of conversion. As of April 1, 1998, the average market price for the ten previous consecutive trading days was approximately $1.64 per share. The above computation of beneficial ownership excludes shares of Common Stock issuable upon conversion of the Preferred Shares. See "Legal Proceedings" and "Certain Relationships and Related Transactions - To Finance the Serengeti Acquisition."
   (10) Such information was set forth in a Schedule 13D, dated October 24, 1997. Such Schedule 13D also stated that the spouse of Mr. Fox owns an additional 600 shares of Common Stock and that Mr. Fox disclaims beneficial ownership with respect to those shares.
   (11) Includes 780,987 shares issuable upon exercise of options granted to pursuant to the Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PRIOR TO THE SERENGETI ACQUISITION

     On November 1, 1991, Joseph Feldman, the brother-in-law of Milton Nevitt, a Vice President of the Company, made a loan in the principal amount of $880,522 to the Company. The loan was to become due in April 1995 with interest at the rate of 9% per annum. On December 30, 1994, Mr. Feldman converted a portion of such loan in the principal amount of $510,000 into equity of the Company in exchange for the issuance by the Company of 99,724 shares of Common Stock. The then remaining outstanding principal amount of the loan ($370,522) became payable, with interest of 9% per annum, over a three-year period ending January 31, 1998, with monthly payments of interest in the amount of $2,779 during the first year and monthly payments of principal and interest in the amount of $16,927 during the remaining two years. The loan was repaid during 1998.

     Between January and October 1993, Milton Nevitt loaned an aggregate amount of $281,450 to the Company. The loans were to become due in April 1995 with interest at the rate of 9% per annum. On December 30, 1994, the remaining principal balance of such loans, in the amount of $270,128, was contributed by Mr. Nevitt to the capital of the Company without the issuance of any additional shares of capital stock. During November 1993, Milton Nevitt loaned an additional amount of $285,000 to the Company. The remaining balance of such loan at December 31, 1997 in the amount of $44,575 is payable upon demand.

     The Company's former credit facility (which was repaid on February 13, 1997) was guaranteed, jointly and severally, by each of Stephen and Milton Nevitt and their wives, by Michael Guccione, and by the Nevitt Family Trust.

TO FINANCE THE SERENGETI ACQUISITION

     On October 4, 1996, the Company issued 7,500 shares of its Series A 6.5% Convertible Preferred Stock, $.001 par value (the "Series A Shares"), to RBB, a banking institution whose principal offices are located in Austria, in a private offshore offering pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). RBB purchased the Series A Shares for a purchase price equal to their aggregate stated value of $7.5 million as set forth in a Regulation S Offshore Subscription Agreement dated September 29, 1996, which also contemplated the purchase of the Series B Shares and Series C Shares referred to below. The purpose of such investment was to fund, in part, the Acquisition.

     Pursuant to an Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning, the Company agreed to purchase the Serengeti assets for a purchase price of $27.5 million, which was effected on February 13, 1997. RBB purchased, concurrently with the closing of the Acquisition, 7,500 shares of the Company's Series B 6% Convertible Preferred Stock, $.001 par value (the "Series B Shares"), and 7,500 shares of the Company's Series C 6% Convertible Preferred Stock, $.001 par value (the "Series C Shares"; together with the Series A Shares and the Series B Shares, the "Preferred Shares"), for a purchase price equal to their aggregate stated value of $15.0 million. The proceeds to the Company from the sale of the Preferred Shares were approximately $20.9 million (net of commissions and the estimated expenses of such sale). The Company applied such net proceeds to the Acquisition purchase price. The Company financed the remainder of such purchase price and related costs and expenses with borrowings under the New Credit Facility.

     Concurrently with the issuance of the Series A Shares, the Company also issued to RBB a Series A Warrant of the Company (the "Series A Warrant") to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $5.5625 per share. The Series A Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002. In addition, the Company issued to RBB, concurrently with the issuance of the Series B Shares and the Series C Shares, a Series B Warrant of the Company (the "Series B Warrant") and a Series C Warrant of the Company (the "Series C Warrant"), each of which entitles RBB to purchase up to an aggregate of 300,000 shares of Common Stock at a per share exercise price of (i) $7.50 with respect to the Series B Warrant and (ii) $10.00 with respect to the Series C Warrant. Each of the Series B Warrant and the Series C Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002.

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.


     EXHIBIT
NUMBER    EXHIBIT DESCRIPTION

3(i).1    Restated Certificate of Incorporation of the Company(1)

3(i).2 Certificate of Amendment of the Certificate of Incorporation of the Company relating to the designation of the Preferred Shares(2)

3(ii).1   Amended and Restated By-laws of the Company ("By-laws")(1)

3(ii).2   Amendment No.  1 to By-laws(1)

10.1      Agreement dated December 30, 1994 between the Company and Joseph
          Feldman(1)

10.2 Agreement dated January 17, 1994 between the Company and Michael J. Guccione, Inc.(1)

10.3 Agreement dated December 7, 1994 between the Company and Michael J. Guccione(1)

10.4 Revolving Line of Credit and Term Loan Agreement dated as of February 13, 1997 by and among the Company, SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein (Exhibits omitted; the Company agrees to furnish supplementally a copy of any exhibits to the Commission upon request)(3)

10.5 Lease Agreement dated March 3, 1993 between DRI II Partnership and the Company(1)

10.6      1995 Stock Option Plan of the Company(1)

10.7*     Employment Agreement between the Company and Michael Burke

10.8*     Employment Agreement between the Company and Lucia Almquist

10.9*     Employment Agreement between the Company and Lloyd Fuller

10.10*    Employment Agreement between the Company and Neil Winter

10.11 Form of Consulting Agreement between the Company and Argent Securities, Inc.(1)

10.12 Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning(4)

10.13 Subscription Agreement, dated September 26, 1996, between the Company and RBB(4)

10.14 Lens Blank Supply Agreement, dated as of February 13, 1997, between the Company and Corning (confidential treatment has been granted with respect to certain information contained in this Agreement)(2)

10.15 License Agreement, dated as of February 13, 1997, between the Company and Corning(2)

16.1      Letter on change in certifying accountant(3)

16.2      Letter on change in certifying accountant(5)

21        Subsidiaries of the Company(6)

27        Financial Data Schedule

---------------
  *   Management contract or compensatory plan or arrangement

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-89752-A, under the Securities Act of 1933 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(3) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated February 11, 1997.

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated December 10, 1997.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


     (b) The Company filed the following report on Form 8-K during the fourth quarter of the year ended December 31, 1997:

     Current Report on Form 8-K dated December 10, 1997.

                                     SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SERENGETI EYEWEAR, INC.

Date:  May 22 , 1998               By  /s/ Stephen Nevitt
                                      -------------------------------
                                      Stephen Nevitt
                                      President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES               TITLE                                   DATE

/s/ Stephen Nevitt
--------------------------    President, Treasurer and Director     May 22, 1998
    Stephen Nevitt            (principal executive officer)


/s/ Milton Nevitt
--------------------------    Vice President, Secretary             May 22, 1998
    Milton Nevitt             and Director


/s/ Michael J. Guccione
--------------------------    Vice President and                    May 22, 1998
    Michael J. Guccione       Director


/s/ Neil Winter
--------------------------    Chief Financial Officer               May 22, 1998
    Neil Winter               (principal financial and
                              accounting officer)

/s/ Michael Burke
--------------------------    Vice President and                    May 22, 1998
    Michael Burke             Director


--------------------------    Vice President and Director
    Lloyd Fuller


--------------------------    Vice President and Director
    Ed Borix


/s/ David B. Newman
--------------------------    Director                              May 22, 1998
    David B. Newman


/s/ William Keener
--------------------------    Director                              May 22, 1998
    William Keener