Form 10QSB
period 1998-03-31
SERENGETI EYEWEAR INC
filed 1998-05-22
CIK 940183

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1998


                         Commission file number: 0-26022


                            Serengeti Eyewear, Inc.
        (Exact Name of Small Business Issuer as specified in its charter)

            New York                                     65-0665659
---------------------------------                  ---------------------
(State or other jurisdiction                       (IRS Employer Identi-
of incorporation or organization)                    fication  Number)



                              8125 25th Court East
                             Sarasota, Florida 34243
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (941) 359-3599
-------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)


     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
YES:  X   NO:
     ---      ---

               Number of shares outstanding as of April 30, 1998:
               2,384,000 shares of Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: YES:     NO:  X
                                                    ---     ---

                             Serengeti Eyewear, Inc.

                                      Index

                                     Part I

Item 1.  Financial Statements

         Consolidated Balance Sheet as of
           March 31, 1998.............................................................................  3

         Consolidated Statements of Operations for the Three Months Ended March 31,
             1998 and 1997............................................................................  5

         Consolidated Statements of Cash Flows for the Three Months Ended March 31,
             1998 and 1997............................................................................  6

         Notes to Consolidated Financial Statements...................................................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation.................................... 14


                                             Part II

Item 1.  Legal Proceedings............................................................................ 20
Item 6.  Exhibits and Reports on Form 8-K............................................................. 20

Signatures............................................................................................ 21



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheet
                                 March 31, 1998
                                   (Unaudited)


                                     ASSETS

Current Assets:

     Cash.....................................  $   558,295
     Accounts receivable - trade..............    8,188,573
     Other receivables........................      426,575

     Inventories..............................   20,725,888
     Prepaid expenses.........................    1,387,429
                                                -----------
      Total current assets....................   31,286,760

Fixed assets - net of accumulated
     depreciation.............................    2,395,667

Other assets:
     Goodwill.................................    6,961,203
     Prepaid expenses - non-current...........      300,000
     Debt issue costs.........................      476,452
     Patents and trademarks - net.............   10,689,122
     Other assets.............................       23,153
                                                -----------

                                                $52,132,357
                                                -----------
                                                -----------




See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheet
                                 March 31, 1998
                                   (Unaudited)
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Note payable - bank........................  $ 6,750,000
   Current portion of long-term debt..........    8,362,496
   Accounts payable - related party...........       32,820
   Accounts payable...........................   13,867,990
   Accrued dividends..........................      369,000
   Accrued expenses...........................      269,734
                                                -----------
     Total current liabilities................   29,652,040
                                                -----------


Long-term debt................................      148,421

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000
 shares authorized 23,908 shares issued
 and outstanding..............................   22,333,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding.......................        2,384
Additional paid in capital....................   10,586,094
Retained earnings.............................  (10,589,582)
                                                -----------
       Total stockholders' equity.............   22,331,896
                                                -----------

                                                $52,132,357
                                                -----------
                                                -----------

See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Operations
               For The Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                    1998            1997
                                                                    ----            ----

   Net sales................................................      $9,766,785    $ 6,734,727

   Cost of goods sold.......................................       5,720,662      3,594,639
                                                               -------------    -----------

   Gross profit.............................................       4,046,123      3,140,088
                                                               -------------    -----------

   Operating expenses:
     Depreciation and amortization..........................         372,948        329,995
     Selling expenses.......................................       1,237,461        995,683
     General and administrative,
       expenses.............................................       2,317,998      1,001,679
                                                               -------------    -----------
   Total operating expenses.................................       3,928,407      2,327,357
                                                               -------------    -----------
   Income (loss) from operations............................         117,716        812,731
                                                               -------------    -----------

   Other (expenses) income:
      Other (expense) income................................            --           39,443
      Interest..............................................        (393,045)      (206,632)
                                                               -------------    -----------
                                                                    (393,045)       167,189
                                                               -------------    -----------

   Income (loss) before taxes...............................        (275,329)       645,542

   Provision for income taxes
    Current.................................................            --         (238,851)
                                                               -------------    -----------

   Net income (loss).......................................        (275,329)        406,691

Preferred stock dividends..................................         369,000       3,983,000
                                                               -------------    -----------
Net income (loss) applicable to
 Common stock..............................................      $ (644,329)    $(3,576,309)
                                                               -------------    -----------
                                                               -------------    -----------

Basic (loss) per share.....................................      $     (.27)    $     (1.50)
                                                               -------------    -----------
                                                               -------------    -----------

Weighted average shares:...................................       2,384,000       2,384,000
                                                               -------------    -----------
                                                               -------------    -----------




See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows
               For The Three Months Ended March 31, 1998 and 1997



                                                  1998                       1997
                                                  ----                       ----
Cash flows from operating activities.........  $  811,989                $  5,179,813
                                               ----------                 ----------

Cash flows from investing activities:
  Acquisition of business interest...........        --                  (26,621,898)
  Purchase of fixed assets...................    (168,361)                  (300,457)
                                               ----------                 ----------
           Net cash provided by (used in)
           investing activities..............    (168,361)               (26,922,355)
                                               ----------                 ----------

Cash flows from financing activities:
  Increase in deferred acquisition costs.....        --                     (861,220)
  Repayments of related party debt...........     (11,755)                      --
  Proceeds from the sale of preferred stock..        --                   13,950,000
  Proceeds from bank borrowings..............     250,000                 10,000,000
  Repayment of bank loans....................    (437,500)                (1,500,000)
  Principal payments on long-term debt.......     (14,266)                   (50,568)
                                               ----------                 ----------
      Net cash provided by (used in)
      Financing activities...................    (213,521)                21,538,212
                                               ----------                 ----------

Net increase (decrease) in cash..............     430,107                   (204,330)
Beginning - cash balance.....................     128,188                    632,727
                                               ----------                 ----------
Ending - cash balance........................  $  558,295                 $  428,397
                                               ----------                 ----------
                                               ----------                 ----------



 See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1997 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The amounts shown for income taxes in the statement of operations in 1997 differs from amounts that would be derived from computing income taxes at federal statutory rates (34% - adjusted for the surtax exemption) primarily as a result of state income taxes net of the federal benefit (3%).

Loss per share

Loss per share amounts are computed based upon the weighted average number of shares outstanding of 2,384,000.

Potential common shares are not considered in the computation as their effect would be anti-dilutive. Potential common shares include 1,410,000 options, 2,220,000 warrants and approximately 17,000,000 shares underlying the preferred stock.

Note B. Note payable - bank

Concurrently with the closing of the acquisition described in Note E, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank. Under the agreement the Company has the ability to borrow up to $17.5 million in the form of (a) a three year revolving credit facility in the amount of $7.5 million and (b) a five year amortizing term loan facility in the amount of $10 million.

The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay $1.5 million of outstanding indebtedness. The Company is able to borrow up to 85% of eligible accounts receivable less than 91 days past due and 50% of eligible inventory under the revolving credit facility for working capital. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries. Pursuant to the credit facility interest is payable at the LIBOR rate or Base Rate plus applicable margins based upon the Company's earnings. In addition, the Company is subject to certain financial covenants.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

At March 31, 1998, although the Company was current with its principal and interest payments to the bank it was not in compliance with certain of the loan covenants of the revolving loan and the term loan. The Company is currently attempting to restructure its loan covenants with the bank. As of the date hereof these covenants have not yet been restructured and the entire amounts due under the revolving loan and term loan have been classified as current liabilities.

Note C. Stockholders' equity

Preferred stock

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB) a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At March 31, 1998 dividends aggregating 369 shares of preferred stock valued at $369,000 were due and payable to RBB.

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Note D. Commitments and contingencies

Concentration of credit risk/major customers:

During the three months ended March 31, 1998 and 1997, the Company made net sales to two significant customers of approximately $3,300,000 and $2,400,000 or 34% and 36% of its total sales.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Approximately $2,600,000 of the gross accounts receivable are due from three customers at March 31, 1998 and are unsecured.

Litigation:

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

During January, 1998 RBB Bank (RBB), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed an action in the United States District Court, Southern District of New York. In the action, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock. There are also common law claims for fraud and negligent misrepresentation. RBB seeks compensatory damages in the sum of $22.5 million, equal to the purchase price of the preferred stock, and punitive damages in the sum of $25 million. The Company has reviewed the claims and denies them. The Company has filed a motion to dismiss the claims.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

During February, 1998 Corning Incorporated (Corning), the entity from whom the Company purchased the Serengeti business filed an action in the Supreme Court, State of New York, County of Steuben. In the action Corning alleged that it was due $843,000 from the Company for services rendered during the period from February 13, 1997 to May 7, 1997. In addition, in conjunction with the Company's acquisition of the Serengeti business $1.5 million was deposited in escrow by the Company as a deposit for the purchase price. These funds were to be released to Corning on February 13, 1998 if the Company had not made indemnification claims against it prior to that date. In the action Corning demanded that the funds held in escrow be released to it even though the Company had made indemnification claims against the fund.

The Company had disputed Corning's claim for the $843,000 as it was the Company's contention that it had requested from Corning, on several occasions, documentation for the alleged charges and Corning had not provided the requested documentation. The Company was also disputing the release of the escrow funds to Corning as it had filed an indemnification claim against Corning in the amount of $3,054,000.

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

Note E. Acquisition of business interest

On February 13, 1997 the Company changed its name to Serengeti Eyewear, Inc. in conjunction with the acquisition of certain assets of the Serengeti Eyewear division of Corning Incorporated used in the design, manufacture and distribution of Serengeti brand sunglasses. The Company used the purchase method of accounting to record this transaction and has included these operations in its statement of operations since the acquisition date. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Company acquired the Serengeti assets for cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock and the borrowings under the credit facility described in Notes B and C. In addition, the Company incurred other costs related to the acquisition aggregating $855,561 which are being amortized as goodwill over a period of 20 years and closing costs related to the bank financing aggregating $600,000 which are being amortized as interest expense over a period of 5 years.

The purchase price, including the additional costs described above, was allocated as follows:


                Inventory.................  $ 8,830,856
                Furniture and equipment...      832,278
                Trademarks................    9,500,000
                Patents...................    1,800,000
                Goodwill..................    7,392,427
                                            -----------
                                            $28,355,561
                                            -----------
                                            -----------

Note F. Foreign operations

     The Company operates in 2 geographic areas: The United States and Hong Kong. Following is a summary of information by area:


                                           1998          1997
                                           ----          ----

Net sales to unaffiliated customers:
    United States....................   $ 8,935,089  $ 6,734,727
    Hong Kong........................       831,696         --
                                        -----------  -----------
                                        $ 9,766,785  $ 6,734,727
                                        -----------  -----------
                                        -----------  -----------

  Income (loss) from operations:
    United States....................   $  (210,791)     812,731
    Hong Kong........................       328,507         --
                                        -----------  -----------
                                            117,716      812,731
  Other income.......................          --         39,443
  Other expenses.....................      (393,045)    (206,632)
                                        -----------  -----------
  Income (loss) before income taxes..   $  (275,329) $   645,542
                                        -----------  -----------
                                        -----------  -----------

  Identifiable assets:
    United States....................   $51,549,723  $41,108,017
    Hong Kong........................       582,634      581,849
                                        -----------  -----------
                                        $52,132,357  $41,689,866
                                        -----------  -----------
                                        -----------  -----------

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OR PLAN OF OPERATION.

     The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                         FORWARD-LOOKING STATEMENTS

     THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE NEWLY ACQUIRED SERENGETI BUSINESS, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS OF ITS OUTSIDE SOURCES AND THE AVAILABILITY OF RAW MATERIAL, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

General

     Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. From 1978 until the acquisition, the Company focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchandisers designed to enhance its sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X[Registered-Trademark] sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at non-premium prices. This product was the predominant line of the Company from 1994 until the Company acquired Serengeti in February 1997, and has contributed significantly to the sales growth of the Company. The Company expects its Solar*X[Registered-Trademark] line of sunglasses to remain its predominant line in the non-premium segment of its business.

     In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix[Registered-Trademark] line, a premium sunglass line. The Company sought to emphasize sales of H2Optix[Registered-Trademark] and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix[Registered-Trademark] sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix[Registered-Trademark] brand name recognition and broaden the distribution network for the H2Optix[Registered-Trademark] product line. In 1996 and 1997, the Company experienced more substantial sales of the H2Optix[Registered-Trademark] product line.

     On February 13, 1997, the Company acquired (the "Acquisition") the assets of the Serengeti Eyewear division of Corning Incorporated ("Serengeti"). Corning's Serengeti Eyewear division entered the premium sunglass market in 1985 with the introduction of Drivers sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. The Serengeti Drivers line of sunglasses is principally responsible for this image. The Company intends to increase Serengeti's market share by introducing new Serengeti signature styles that exploit the Serengeti brand image. In addition, the Company intends to benefit its H2Optix[Registered-Trademark] line by including it within the Serengeti line, thereby tapping into Serengeti's well-established distribution networks.

     Historically, the Serengeti line has suffered delays in new product launches, resulting in depressed orders for those products. In response, Corning's Serengeti Eyewear division focused on timing the product development cycle to ensure that new products are introduced in October, which is the optimal time for selling to the largest Serengeti customers for the spring and summer seasons.

Results of Operations

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

     Net sales increased 45%, from approximately $6.7 million for the three months ended March 31, 1997 to approximately $9.8 million for the same period in 1998, primarily as a result of the availability of Serengeti inventory and sales of this product line and increased sales of the Company's non-premium products to a significant customer.

     Gross profit decreased as a percentage of sales, from approximately 47% for the three months ended March 31, 1997 to approximately 41% for the same period in 1998, primarily as a result of product mix and a price reduction of the Serengeti product line.

     Selling expenses increased from approximately $996,000 during the three months ended March 31, 1997 to approximately $1,237,000 million for the same period in 1998. This increase resulted primarily from increased costs associated with marketing and selling expenses related to the Company's premium products in 1998.

     General and administrative expenses increased from approximately $1,001,000 for the three months ended March 31, 1997 to approximately $2,318,000 for the same period in 1998, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. The Company is currently implementing plans to reduce its general and administrative expenses.

     Interest expense increased from approximately $207,000 for the three months ended March 31, 1997 to approximately $393,000 for the same period in 1998, as a result of the interest expense related to the Company's term loan which was used to partially finance the Serengeti acquisition and the interest incurred on the Company's revolving credit facility.

Liquidity and Capital Resources

     Concurrently with the closing of the Serengeti acquisition, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein pursuant to which the Company refinanced an existing credit facility with a new senior credit facility (the "New Credit Facility") which provides the Company with the ability to borrow up to $17.5 million in the form of (i) a three year revolving credit facility in the amount of $7.5 million (the "Revolver Facility") and (ii) a five year amortizing term loan facility in the amount of $10.0 million (the "Term Facility").

     The Company borrowed the entire $10.0 million of availability under the Term Facility to finance a portion of the Acquisition purchase price, to repay in full the outstanding principal indebtedness and accrued interest (approximately $1.5 million) under the existing credit facility and to pay related fees and expenses. The Company financed the remaining portion of the Acquisition purchase price with the net proceeds of the sale of Preferred Shares.

     The Revolver Facility has a $2 million sublimit for the issuance of stand-by letters of credit. Pursuant to the Revolver Facility, the Company is able to borrow up to 85% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory. The unused portion of the Revolver Facility is $750,000 at March 31, 1998. To date the bank has not allowed the Company the use of this additional amount due to the non-compliance with financial covenants described below.

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

     As of March 31, 1998, the Company was not in compliance with certain financial covenants with respect to its New Credit Facility. Although the lenders have not declared a default or accelerated payment of the New Credit Facility, there can be no assurance that they will not do so in the future. As a result all balances due under the New Credit Facility have been classified as current debt. The Company is currently in negotiation with its lenders to restructure the New Credit Facility including modification of the financial covenants and obtaining waivers of past non-compliance.

     The Company's liquidity improved from working capital of approximately $753,000 at December 31, 1997 to working capital of approximately $1.6 million at March 31, 1998

     The Company incurred approximately $168,000 in capital expenditures during the three months ended March 31, 1998.

     The Company anticipates, although there can be no assurance, that based on its currently proposed plans, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1998 fiscal year. In this regard the Company will attempt to (a) restructure the New Credit Facility as described above, (b) negotiate with additional lenders to replace its existing senior debt, (c) reduce its current inventory levels by expanding its distribution and (d) restructure its organization to reduce its operating costs.

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

Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended December 31, 1997, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $9,945,253 and $10,589,582 at December 31, 1997 and March 31, 1998 respectively. For the year ended December 31, 1997 and the quarter ended March 31, 1998 the Company reported losses before preferred dividends of $3,401,881 and $275,329 respectively and was not in compliance with certain financial covenants under its senior debt agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                     PART II
                                OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     Reference is made to the Company's annual report on Form 10-KSB for a discussion of certain litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K. None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SERENGETI EYEWEAR, INC.


Dated: May 22, 1998           By:/s/ Stephen Nevitt
                                 -----------------------------
                                 Stephen Nevitt
                                 President
                                 (Principal Executive Officer)


                              By:/s/ Neil R. Winter
                                 -----------------------------
                                 Chief Financial Officer