Form 10-Q
period 1998-06-30
SERENGETI EYEWEAR INC
filed 1998-08-14
CIK 940183

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

         Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES: /X/ NO: / /

         Number of shares outstanding as of July 31, 1998:
         2,384,000 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: YES: / /  NO: /X/

                           SERENGETI EYEWEAR, INC.

                                   INDEX

                                   PART I

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1998                                                 3

         Consolidated Statements of Operations for the Three Months and Six Months
             Ended June 30, 1998 and 1997                                                               5

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998
             and 1997                                                                                   6

         Notes to Consolidated Financial Statements                                                     7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                     14


                                   PART II

Item 1.  Legal Proceedings                                                                             21
Item 4.  Submission of Matters to a Vote of Security
         Holders                                                                                       21

Item 6.  Exhibits and Reports on Form 8-K                                                              22

         Signatures                                                                                    23


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            Serengeti Eyewear, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets:

     Cash                                      $    731,296
     Accounts receivable - trade                 10,439,582
     Other receivables                              388,257
     Inventories                                 19,144,615
     Prepaid expenses                             1,220,844
                                                -----------
      Total current assets                       31,924,594

Fixed assets - net of accumulated

     depreciation                                 2,327,984

Other assets:

     Goodwill                                     6,464,987
     Prepaid expenses - non-current                 275,000
     Debt issue costs                               446,452
     Patents and trademarks - net                10,543,226
     Other assets                                    21,653
                                                -----------
                                                $52,003,896
                                                ===========


                See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1998
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Note payable - bank                          $ 6,750,000
   Current portion of long-term debt              7,924,442
   Accounts payable - related party                   4,092
   Accounts payable                              12,105,243
   Accrued dividends                                738,000
   Accrued expenses                               2,152,277
                                                -----------
     Total current liabilities                   29,674,054

Long-term debt                                      135,000

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000
 shares authorized 23,908 shares issued
 and outstanding                                 22,333,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                               2,384
Additional paid in capital                       10,586,094
Retained deficit                                (10,726,636)
                                                -----------
       Total stockholders' equity                22,194,842
                                                -----------

                                                $52,003,896
                                                ===========

                See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Operations
        For The Three Months and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                        Three Months Ended        Six Months Ended
                                       1998         1997         1998         1997
                                    -----------  -----------  -----------  -----------
   Net sales                        $13,834,052  $ 9,169,365  $23,600,837  $15,904,092

   Cost of goods sold                 7,596,085    4,110,679   13,316,747    7,705,318
                                    -----------  -----------  -----------  -----------

   Gross profit                       6,237,967    5,058,686   10,284,090    8,198,774
                                    -----------  -----------  -----------  -----------
   Operating expenses:
     Depreciation and amortization      376,655      672,974      749,603    1,002,969
     Selling expenses                 2,103,362    2,740,612    3,340,823    3,736,295
     General and administrative,
       expenses                       3,051,061    1,931,761    5,369,059    2,933,440
                                    -----------  -----------  -----------  -----------
   Total operating expenses           5,531,078    5,345,347    9,459,485    7,672,704
                                    -----------  -----------  -----------  -----------
   Income (loss) from operations        706,889     (286,661)     824,605      526,070
                                    -----------  -----------  -----------  -----------
   Other (expenses) income:
      Other (expense) income               -          (6,922)           -       32,521
      Interest                         (474,943)    (292,260)    (867,988)    (498,892)
                                    -----------  -----------  -----------  -----------
                                       (474,943)    (299,182)    (867,988)    (466,371)
                                    -----------  -----------  -----------  -----------

   Income (loss) before taxes           231,946     (585,843)     (43,383)      59,699

   Provision for income taxes
    Current                                   -      222,151            -      (16,700)
                                    -----------  -----------  -----------  -----------

   Net income (loss)                    231,946     (363,692)     (43,383)      42,999

  Preferred stock dividends            (369,000)    (347,000)    (738,000)  (4,330,000)
                                    -----------  -----------  -----------  -----------
  Net income (loss) applicable to
  Common stock                      $  (137,054) $  (710,692) $  (781,383) $(4,287,001)
                                    ===========  ===========  ===========  ===========

  Basic (loss) per share            $     (0.06) $     (0.30) $     (0.33) $     (1.80)
                                    ===========  ===========  ===========  ===========

  Weighted average shares:           2,384,000    2,384,000     2,384,000    2,384,000
                                    ===========  ===========  ===========  ===========


                 See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 1998 and 1997

                                                1998         1997
                                             -----------  -----------

Cash flows from operating activities         $ 1,548,237  $ 4,806,955
                                             -----------  -----------

Cash flows from investing activities:

  Acquisition of business interest                     -  (26,627,209)
  Acquisition of patents and trademarks          (28,113)     (22,373)
  Purchase of fixed assets                      (231,668)    (661,921)

           Net cash (used in)
           investing activities                 (259,781) (27,311,503)
                                             -----------  -----------

Cash flows from financing activities:

  Increase in deferred acquisition costs               -     (861,220)
  Repayments of related party debt               (40,483)    (124,493)
  Proceeds from the sale of preferred stock            -   13,950,000
  Proceeds from bank borrowings                  250,000   10,750,000
  Repayment of bank loans                       (875,000)  (1,812,500)
  Principal payments on long-term debt           (19,865)     (25,404)
                                             -----------  -----------
      Net cash (used in)/provided by

      financing activities                      (685,348)  21,876,383
                                             -----------  -----------

Net increase (decrease) in cash                  603,108     (628,165)
Beginning - cash balance                         128,188      632,727
                                             -----------  -----------
Ending - cash balance                        $   731,296  $     4,562
                                             ===========  ===========



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

                             SERENGETI EYEWEAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Note B. Note payable - bank

Concurrently with the closing of the acquisition described in Note E, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank. Under the agreement, the Company had the ability to borrow up to $17.5 million in the form of (a) a three year revolving credit facility in the amount of $7.5 million and (b) a five year amortizing term loan facility in the amount of $10 million.

The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay $1.5 million of outstanding indebtedness. When the Company was in compliance with all financial covenants in the loan agreement (which it currently is not), the Company was able to borrow up to 85% of eligible accounts receivable less than 91 days past due and 50% of eligible inventory, for working capital. The credit facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries. Pursuant to the credit facility, interest is payable at the LIBOR rate or Base Rate plus applicable margins based upon the Company's earnings.

In addition, the Company is subject to certain financial covenants.

At June 30, 1998, although the Company was current with its principal and interest payments to the bank it was not in compliance with certain of the loan covenants of the revolving loan and the term loan. The Company is currently attempting to restructure its loan covenants with the bank. As of the date hereof, these covenants have not yet been restructured and the entire amounts due under the revolving loan and term loan agreement have been classified as current liabilities. The unused portion of the revolver facility is $750,000, but the bank has not permitted the Company the use of this additional amount.

                             SERENGETI EYEWEAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note C. Stockholders' equity

Preferred stock

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft (RBB), a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At June 30, 1998 dividends aggregating 738 shares of preferred stock valued at $738,000 were due and payable to RBB.

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

                             SERENGETI EYEWEAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Note D. Commitments and contingencies

Concentration of credit risk/major customers:

During the six months ended June 30, 1998 and 1997, the Company made net sales to two significant customers of approximately $8,500,000 and $4,600,000 or 36% and 28% of its total sales.

Approximately $4,300,000 of the gross accounts receivable were due from three customers at June 30, 1998 and were unsecured. Approximately $4,160,000 of the gross accounts receivable were due from two customers at June 30, 1997 and were unsecured.

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

                             SERENGETI EYEWEAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends to vigorously defend the action and is presently considering counterclaims.

During January, 1998 RBB, the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed an action in the United States District Court, Southern District of New York. In the action, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock. There are also common law claims for fraud and negligent misrepresentation. RBB seeks compensatory damages in the sum of $22.5 million, equal to the purchase price of the preferred stock, and punitive damages in the sum of $25 million. The Company has reviewed the claims and denies them. The Company has filed a motion to dismiss the claims.

During February, 1998 Corning Incorporated (Corning), the entity from whom the Company purchased the Serengeti business, filed an action in the Supreme
Court, State of New York, County of Steuben. In the action, Corning alleged that it was due $843,000 from the Company for services rendered during the period from February 13, 1997 to May 7, 1997. In addition, in conjunction with the Company's acquisition of the Serengeti business, $1.5 million was deposited in escrow by the Company as a deposit for the purchase price. These funds were to be released to Corning on February 13, 1998 if the Company had not made indemnification claims against it prior to that date. In the action, Corning demanded that the funds held in escrow be released to it even though the Company had made indemnification claims against the fund.

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

                             SERENGETI EYEWEAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On May 20, 1998, the Company and Corning entered into a settlement agreement releasing all claims. In connection therewith the Company received $405,500, including interest from the escrow account and Corning received the balance which was held in escrow. In addition, the Company may defer payment for up to 250,000 lens blanks purchased during the next 12 months from Corning until December, 1999 and the suit has been dismissed.

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

The purchase price, including the additional costs described above, was allocated as follows:

                Inventory                $ 8,830,856
                Furniture and equipment      832,278
                Trademarks                 9,500,000
                Patents                    1,800,000
                Goodwill                   7,392,427
                                         -----------
                                         $28,355,561
                                         ===========

                             SERENGETI EYEWEAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note F. Foreign operations

The Company operates in 2 geographic areas: The United States and Hong Kong. Following is a summary of information by area for the six months ended:

                                           1998          1997

  Net sales to unaffiliated customers:
    United States                       $22,684,023    $15,904,092
    Hong Kong                               916,814              -
                                        -----------    -----------
                                        $23,600,837    $15,904,092
                                        ===========    ===========
  Income from operations:
    United States                       $   455,208    $   526,070
    Hong Kong                               369,397              -
                                        -----------    -----------
                                            824,605        526,070

  Other income                                 -            32,521
  Interest                                 (867,988)      (498,892)
                                        -----------    -----------
  Loss income before income taxes       $   (43,383)   $    59,699
                                        ============   ===========

  Identifiable assets:
    United States                       $51,391,775    $43,031,950
    Hong Kong                               612,121        591,849
                                        -----------    -----------
                                        $52,003,896    $43,623,799
                                        ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION.

         The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                           FORWARD-LOOKING STATEMENTS

         THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, SUCCESSFUL INTEGRATION OF THE RECENTLY ACQUIRED SERENGETI BUSINESS, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, THE COMPANY'S ABILITY TO SATISFACTORILY RESTRUCTURE ITS CREDIT FACILITY, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS OF ITS OUTSIDE SOURCES AND THE AVAILABILITY OF RAW MATERIAL, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

GENERAL

         Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. From 1978 until the acquisition, the Company focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchandisers designed to enhance its sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X(R) sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at non-premium prices. This product was the predominant line of the Company from 1994 until the Company acquired Serengeti in February 1997, and has contributed significantly to the sales growth of the Company. The Company expects its Solar*X(R) line of sunglasses to remain its predominant line in the non-premium segment of its business.

         In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix(R) line, a premium sunglass line. The Company sought to emphasize sales of H2Optix(R) and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix(R) sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix(R) brand name recognition and broaden the distribution network for the H2Optix(R) product line. In 1996 and 1997, the Company experienced more substantial sales of the H2Optix(R) product line.

         On February 13, 1997, the Company acquired (the "Acquisition") the assets of the Serengeti Eyewear division of Corning Incorporated ("Serengeti"). Corning's Serengeti Eyewear division entered the premium sunglass market in 1985 with the introduction of Drivers(R) sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. The Serengeti Drivers(R) line of sunglasses is principally responsible for this image. The Company has introduced new Serengeti signature styles that exploit the Serengeti brand image.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

         Net sales increased 51%, from approximately $9.2 million for the three months ended June 30, 1997 to approximately $13.8 million for the same period in 1998, primarily as a result of increases in sales in the H2Optix line, increased sales of premium products from new styles introduced in 1998 and increased sales of the Company's non-premium products to a significant customer.

         Gross profit decreased as a percentage of sales, from approximately 55% for the three months ended June 30, 1997 to approximately
 45% for the same period in 1998, primarily as a result of price reductions in the Serengeti product line.

         Selling expenses decreased from approximately $2.7 million during the three months ended June 30, 1997 to approximately $2.1 million for the same period in 1998. This decrease resulted primarily from the one time "Eye in the Sky" radio advertising campaign during May and June, 1997 costing approximately $1.1 million, partially offset by increased costs associated with marketing and selling expenses related to the Company's premium products in 1998.

          General and administrative expenses increased from approximately $1.9 million for the three months ended June 30, 1997 to approximately $3.1 million for the same period in 1998, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. In addition, expenses in 1998 include a non-recurring restructuring charge of $150,000 primarily attributed to staff level reductions implemented in the quarter.

          Interest expense increased from approximately $292,000 for the three months ended June 30, 1997 to approximately $475,000 for the same period in 1998, as a result of the interest expense related to the Company's term loan which was used to partially finance the Serengeti acquisition and the interest incurred on the Company's revolving credit facility.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

         Net sales increased 48%, from approximately $15.9 million for the six months ended June 30, 1997 to approximately $23.6 million for the same period in 1998, primarily as a result of increases in sales in the H2Optix line, increased sales of premium products from new styles introduced in 1998 and increased sales of the Company's non-premium products to a significant customer.

         Gross profit decreased as a percentage of sales, from approximately 51% for the six months ended June 30, 1997 to approximately 44% for the same period in 1998, primarily as a result of price reductions in the Serengeti product line.

         Selling expenses decreased from approximately $3.7 million during the six months ended June 30, 1997 to approximately $3.3 million for the same period in 1998. This decrease resulted primarily from the one time "Eye in the Sky" radio advertising campaign during May and June, 1997, costing approximately $1.1 million, partially offset by decreased costs associated with marketing and selling expenses related to the Company's premium products in 1998.

          General and administrative expenses increased from approximately $2.9 million for the six months ended June 30, 1997 to approximately $5.4 million for the same period in 1998, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. In addition, expenses in 1998 include a non-recurring restructuring charge of $150,000 primarily attributed to staff reduction implemented in June, 1998.

          Interest expense increased from approximately $498,000 for the six months ended June 30, 1997 to approximately $868,000 for the same period in 1998, as a result of the interest expense related to the Company's term loan which was used to partially finance the Serengeti acquisition and the interest incurred on the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         Concurrently with the closing of the Serengeti acquisition, the Company entered into a Revolving Line of Credit and Term Loan Agreement with SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein pursuant to which the Company refinanced its prior credit facility with a new senior credit facility (the "Current Credit Facility") which provided the Company with the ability to borrow up to $17.5 million in the form of (i) a three year revolving credit facility in the amount of $7.5 million (the "Revolver Facility") and (ii) a five year amortizing term loan facility in the amount of $10.0 million (the "Term Facility").

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

         The Revolver Facility has a $2 million sublimit for the issuance of stand-by letters of credit. Pursuant to the Revolver Facility, if the Company were in compliance with all financial covenants (which it is not), the Company could borrow up to 85% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory. The unused portion of the Revolver Facility is $750,000 at June 30, 1998. To date the bank has not allowed the Company the use of this additional amount due to the non-compliance with financial covenants described below.

         Interest under the Current Credit Facility is payable at the LIBOR rate or the "Base Rate." In addition to applicable margins, the Company pays a floating percentage tied to the Company's ratio of funded debt to "EBITDA"; ranging, in the case of LIBOR rate loans, from 1.50% based upon a ratio of 1.5:1 or less to 2.75% based upon a ratio of greater than 3:1; and ranging, in the case of Base Rate loans, from .50% based upon a ratio of 2.25:1 or less to 1.25% based upon a ratio of greater than 3:1. Pursuant to the Current Credit Facility, the Company is required to enter into exchange agreements and/or other appropriate interest rate hedging transactions for the purpose of interest rate protection covering at least 75% of the borrowings under the Term Facility through February 13, 2000.

         The Current Credit Facility requires the Company to maintain certain financial ratios. Pursuant to the Current Credit Facility, the Company is required to apply 75% of its "Excess

Cash Flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course of business and the net proceeds of equity issuances and permitted debt issuances to prepay outstanding amounts under the Term Facility. The Current Credit Facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The Current Credit Facility is secured by a first priority lien on all of the assets of the Company and its subsidiaries.

      As of June 30, 1998, the Company was not in compliance with certain financial covenants with respect to the Current Credit Facility. Although the lenders have not declared a default or accelerated payment of the Current Credit Facility, there can be no assurance that they will not do so in the future. As a result all balances due under the Current Credit Facility have been classified as current debt. The Company is currently in negotiation with its lenders to restructure the Current Credit Facility including modification of the financial covenants and obtaining waivers of past non-compliance. There can be no assurance that such restructuring will take place.

         The Company's liquidity improved from working capital of approximately $753,000 at December 31, 1997 to working capital of approximately $2.3 million at June 30, 1998, primarily as a result of increased earnings from operations, debt reduction, and a reduction in accounts payable.

         The Company incurred approximately $232,000 in capital expenditures during the six months ended June 30, 1998.

         The Company anticipates, although there can be no assurance, that based on its currently proposed plans, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1998 fiscal year. In this regard the Company will, in addition to the staff reduction implemented in the second quarter of 1998, attempt to (a) restructure the Current Credit Facility as described above, (b) negotiate with additional lenders to replace its existing senior debt, and (c) reduce its current inventory levels by expanding its distribution.

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

GOING CONCERN CONSIDERATION

          As the independent certified public accountants have indicated in their report on the financial statements for the year ended December 31, 1997, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $9,945,253 and $10,726,636 at December 31, 1997 and June 30, 1998 respectively.
For the year ended December 31, 1997 and the six months ended June 30, 1998 the Company reported losses before preferred dividends of $3,401,881 and $43,383 respectively and was not in compliance with certain financial covenants under its senior debt agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During February, 1998 Corning Incorporated (Corning), the entity from whom the Company purchased the Serengeti business filed an action against the Company.

On May 20, 1998, the Company and Corning entered into a settlement agreement releasing all claims. In connection therewith the Company received $405,500, including interest from the escrow account and Corning received the balance which was held in escrow. In addition, the Company may defer payment for up to 250,000 lens blanks purchased during the next 12 months from Corning until December, 1999 and the suit has been dismissed.

Reference is made to the Company's annual report on Form 10-KSB for a discussion of certain other litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On June 29, 1998, the Company held its Annual Meeting of Stockholders to (1) elect three directors to Class I of the Board of Directors to serve for a three year term and one director to Class II of the Board of Directors to serve for a two year term; and (2) to ratify and approve the selection of independent auditors of the Company to serve until the next Annual Meeting of Shareholders.

The following individuals were elected to serve as Class I directors:

                                    VOTE FOR:      VOTE WITHHELD:

Edward Borix                        2,069,109       27,100
William L. McMahon                  2,069,109       27,100
Dr. Jeffrey B. Sack                 2,069,109       27,100

The following individual was elected to serve as Class II director:

                                    VOTE FOR:      VOTE WITHHELD:

John Kopinski                       2,068,109       28,100

The shareholders ratified and approved the selection of BDO Seidman, LLP as independent auditors of the Company to serve until the 1999 Annual Meeting of Shareholders. The result of the vote was as follows:

                      2,076,239 votes were for the selection;
                         18,670 votes were against the selection; and
                          1,300 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS.  Exhibit 27 - Financial Data Schedule

      (b) REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SERENGETI EYEWEAR, INC.


Dated: August 10, 1998        By: /s/ Stephen Nevitt
                                 --------------------------------
                                 Stephen Nevitt
                                 President
                                 (Principal Executive Officer)


                              By: /s/ William McMahon
                                 --------------------------------
                                 Chief Financial Officer