Form 10QSB
period 1998-09-30
SERENGETI EYEWEAR INC
filed 1998-11-16
CIK 940183

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                        1934

                 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998


                              COMMISSION FILE NUMBER:

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


               Number of shares outstanding October 31, 1998
               2,384,000 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure  YES: / /  NO: /X/

                              SERENGETI EYEWEAR, INC.

                                       INDEX



                                        PART I
Item 1.        Financial Statements

               Consolidated Balance Sheet as of
                 September 30, 1998                                            3

               Consolidated Statements of Operations for the
                 Three Months and Nine Months Ended
                 September 30, 1998 and 1997                                   5

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1998 and 1997                   6

               Notes to Consolidated Financial Statements                      7

Item 2.        Management's Discussion and Analysis or Plan
                      of Operation                                            14


                                       PART II

Item 1.        Legal Proceedings                                              22

Item 6.        Exhibits and Reports on Form 8-K                               22

                    Signatures                                                23

                                       PART I
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                              Serengeti Eyewear, Inc,
                             Consolidated Balance Sheet
                                 September 30, 1998
                                    (Unaudited)

                                        ASSETS


Current Assets:

     Cash                                      $    722,551
     Accounts receivable - trade                  8,529,487
     Other receivables                              388,257
     Inventories                                 17,520,523
     Prepaid expenses                               938,516
                                               ------------
      Total current assets                       28,099,334

Fixed assets - net of accumulated
     depreciation                                 2,267,694

Other assets:
     Goodwill                                     6,377,650
     Prepaid expenses - non-current                 150,000
     Debt issue costs                               565,491
     Patents and trademarks - net                10,413,306
     Other assets                                    18,634
                                               ------------

                                               $ 47,892,109
                                               ============


                   See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                             Consolidated Balance Sheet
                                 September 30, 1998
                                    (Unaudited)
                                    (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Note payable - bank                         $  7,410,000
   Current portion of long-term debt              5,662,500
   Accounts payable                              10,222,722
   Accrued dividends                              1,107,000
   Accrued expenses                                 419,760
                                               ------------
     Total current liabilities                   24,821,982
                                               ------------

Long-term debt                                    1,044,821
                                               ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000
 shares authorized 23,908 shares issued
 and outstanding                                 22,333,000
Common stock, $.001 par value, 10,000,000
 shares authorized, 2,384,000 shares
 issued and outstanding                               2,384
Additional paid in capital                       10,586,094
Retained deficit                                (10,896,172)
                                               ------------
       Total stockholders' equity                22,025,306
                                               ------------

                                               $ 47,892,109
                                               ============


                   See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                       Consolidated Statements of Operations
       For The Three Months and Nine Months Ended September 30, 1998 and 1997
                                    (Unaudited)

                                   Three Months Ended            Nine Months Ended

                                    1998         1997           1998         1997
                                 -----------  -----------    -----------  -----------
Net sales                        $10,531,339  $ 8,376,546    $34,132,176  $24,280,638

Cost of goods sold                 6,685,436    3,882,554     20,002,183   11,587,872
                                 -----------  -----------    -----------  -----------

Gross profit                       3,845,903    4,493,992     14,129,993   12,692,766
                                 -----------  -----------    -----------  -----------

Operating expenses:
  Depreciation and amortization      358,142      588,684      1,107,745    1,591,653
  Selling expenses                   859,001    1,273,531      4,199,824    5,009,826
  General and administrative,
    expenses                       1,903,075    2,319,685      7,272,134    5,253,125
                                 -----------  -----------    -----------  -----------
Total operating expenses           3,120,218    4,181,900     12,579,703   11,854,604
                                 -----------  -----------    -----------  -----------
Income (loss) from operations        725,685      312,092      1,550,290      838,162
                                 -----------  -----------    -----------  -----------

Other (expenses) income:
   Other income                         -           8,198           -          40,719
   Interest Expense                 (433,370)    (337,551)    (1,301,358)    (836,443)
                                 -----------  -----------    -----------  -----------
                                    (433,370)    (329,353)    (1,301,358)    (795,724)
                                 -----------  -----------    -----------  -----------

Income (loss) before taxes           292,315      (17,261)       248,932       42,438

Provision for income taxes
 Current                              92,851        8,300         92,851       (8,400)
                                 -----------  -----------    -----------  -----------

Net income (loss)                    199,464       (8,961)       156,081       34,038

 Preferred stock dividends          (369,000)    (347,000)    (1,107,000)  (4,677,000)
                                 -----------  -----------    -----------  -----------
  Net income (loss) applicable
    to Common stock              $  (169,536) $  (355,961)   $  (950,919) $(4,642,962)
                                 ===========  ===========    ===========  ===========

  Basic (loss) per share         $     (0.07) $     (0.15)   $     (0.40) $     (1.95)
                                 ===========  ===========    ===========  ===========

  Weighted average shares:         2,384,000    2,384,000      2,384,000    2,384,000
                                 ===========  ===========    ===========  ===========



                   See accompanying notes to financial statements.

                              Serengeti Eyewear, Inc.
                       Consolidated Statements of Cash Flows
               For The Nine Months Ended September 30, 1998 and 1997


                                                1998          1997
                                             -----------   -----------

Cash flows from operating activities         $ 2,384,048   $ 4,959,463
                                             -----------   -----------
Cash flows from investing activities:
  Acquisition of business interest                  -      (26,427,926)
  Acquisition of patents and trademarks          (53,113)      (22,698)
  Purchase of fixed assets                      (346,368)     (898,240)
                                             -----------   -----------
         Net cash (used in)
          investing activities                  (399,481)  (27,348,864)
                                             -----------   -----------
Cash flows from financing activities:
  Increase in deferred acquisition costs            -       (1,065,548)
  Repayments of related party debt               (44,842)     (182,449)
  Proceeds from the sale of preferred stock         -       13,950,000
  Proceeds from bank borrowings                  910,000    11,900,000
  Repayment of bank loans                     (2,212,500)   (2,125,000)
  Principal payments on long-term debt           (42,862)     (123,422)
                                             -----------   -----------
      Net cash (used in)/provided by
      financing activities                    (1,390,204)   22,353,581
                                             -----------   -----------

Net increase (decrease) in cash                  594,363       (35,820)
Beginning - cash balance                         128,188       632,727
                                             -----------   -----------
Ending - cash balance                        $   722,551   $   596,907
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

The amounts shown for income taxes in the statement of operations in 1998 and 1997 differs from amounts that would be derived from computing income taxes at federal statutory rates (34% - adjusted

                              Serengeti Eyewear, Inc.
                    Notes to Consolidated Financial Statements
                                    (Unaudited)

for the surtax exemption) primarily as a result of state income taxes net of the federal benefit (3%).

LOSS PER SHARE

Loss per share amounts are computed based upon the weighted average number of shares outstanding of 2,384,000.

Potential common shares are not considered in the computation as their effect would be anti-dilutive. Potential common shares include 1,410,000 options, 2,220,000 warrants and approximately 17,000,000 shares underlying the preferred stock.

Note B. Note payable - bank

Concurrently with the closing of the acquisition described in Note E, the Company entered into a Revolving Line of Credit and Term Loan Agreement (the "Agreement") with SunTrust Bank. Under the Agreement, the Company had the ability to borrow up to $17.5 million in the form of (a) a three year revolving credit facility in the amount of $7.5 million and (b) a five year amortizing term loan facility in the amount of $10 million. The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay $1.5 million of outstanding indebtedness.

Effective August 21, 1998, the Company executed a first Amendment to The Agreement (the "Amended Agreement"). The Company restructured the loan covenants and the bank waived the Company's compliance defaults for all periods prior to June 1998. Revolving loans under the Amended Agreement are subject to a borrowing base limitation which is up to 75% of eligible accounts receivable and 50% of eligible inventory (subject to an additional limitation on inventory backed loans), for working capital. The Amended Agreement is secured by a priority lien on substantially all of the assets of the Company and its subsidiaries. Pursuant to the Amended Agreement, interest is payable at the LIBOR rate or Base Rate plus applicable margins. In addition, the Company is subject to certain financial covenants.

At September 30, 1998 the Company was in compliance with its Amended Agreement. The unused portions of the revolver facility was $90,000.

                              Serengeti Eyewear, Inc.
                    Notes to Consolidated Financial Statements
                                    (Unaudited)


Note C. Stockholders' equity

Preferred stock

On October 4, 1996 the Company issued 7,500 shares of its Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft ("RBB"), a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note E, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. At September 30, 1998 dividends aggregating 1,107 shares of preferred stock valued at $1,107,000 were due and payable to RBB.

Concurrently with the issuance of the Series A preferred shares, the Company also issued RBB a Series A warrant to purchase up to 150,000 shares of the Company's common stock at an exercise price of $5.5625 per share at any time commencing January 1, 1999 through December 31, 2002. In addition, concurrently with the issuance of the Series B and C preferred shares, the Company issued to RBB a Series B and a Series C warrant each of which entitles RBB to purchase up to an aggregate of 300,000 shares of the Company's common stock at a per share exercise price of $7.50 with respect to the Series B warrant and $10 with respect to the Series C warrant at any time commencing January 1, 1999 through December 31, 2002. The Company also issued as part of the commission in connection with the Series A preferred shares a Series D warrant to purchase up to an aggregate of 200,000 shares of common stock at an exercise price of $5.50 per share through September 30, 2001.

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

Note D. Commitments and contingencies

Concentration of credit risk/major customers:

During the nine months ended September 30, 1998 and 1997, the Company made net sales to two significant customers of approximately $10,658,000 and $6,118,000 or 31% and 25% of its total sales.

Approximately $2,334,000 of the gross accounts receivable were due from three customers at September 30, 1998 and were unsecured. Approximately $4,014,000 of the gross accounts receivable were due from three customers at September 30, 1997 and were unsecured.

Litigation:

During March, 1997, Argent Securities, Inc. ("Argent), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The action has since been transferred to the United States District Court for the Southern District of New York. The civil Complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the

                              Serengeti Eyewear, Inc.
                    Notes to Consolidated Financial Statements
                                    (Unaudited)


issuance of the Preferred Shares. The complaint seeks, among other things, monetary relief as well as a preliminary injunction enjoining the Company from permitting the conversion of any Preferred Shares, and requiring that the Company secure a seat on its Board of Directors for an Argent representative. The Company has reviewed Argent's claims and believes them to be meritless. The Company intends to vigorously defend the action and has filed an answer denying the substantive allegations and asserting counter claims against Argent.

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

In August 1997, Argon, Inc. filed an action against the Company, Corning Incorporated and Jonathan Paine in the Superior Court of California, County of Los Angeles. This is a breach of contract action in which plaintiff seeks approximately $250,000 based upon a non-exclusive distributor agreement and a service agreement. There are additional claims for fraud, negligent misrepresentation, unfair competition, and breach of fiduciary duty, which all arose from the aforementioned agreements. The Company has denied the substantive allegations of the Complaint and has asserted a Counterclaim for $118,000 based upon Argon's breach of the aforementioned agreements. Discovery is in the initial stages.

In August 1998, Ronald T. Rogers filed an action against the Company and two of its directors, Stephen Nevitt and David Newman, in the Circuit Court of Cook County in the State of Illinois. Plaintiff seeks damages of approximately $102,000 based upon the alleged breach of an employment agreement between plaintiff and the Company. In addition to a claim for breach of contract, plaintiff also alleges violation of the Illinois Wage Payment and

                              Serengeti Eyewear, Inc.
                    Notes to Consolidated Financial Statements
                                    (Unaudited)


Collection Act, and intentional infliction of emotional distress, also arising out of the employment agreement. The defendants have denied the substantive allegations of the Complaint and intend to vigorously defend this action. Discovery is in the initial stages.

During February, 1998 Corning Incorporated (Corning), the entity from whom the Company purchased the Serengeti business, filed an action against the Company in the Supreme Court, State of New York, County of Steuben. In the action, Corning alleged that it was due $843,000 from the Company for services rendered during the period from February 13, 1997 to May 7, 1997. In addition, in conjunction with the Company's acquisition of the Serengeti business, $1.5 million was deposited in escrow by the Company as a deposit for the purchase price. These funds were to be released to Corning on February 13, 1998 if the Company had not made indemnification claims against it prior to that date. In the action, Corning demanded that the funds held in escrow be released to it even though the Company had made indemnification claims against the fund.

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

                              Serengeti Eyewear, Inc.
                    Notes to Consolidated Financial Statements
                                    (Unaudited)

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

The purchase price, including the additional costs described above, was allocated as follows:

                Inventory              $ 8,830,856
                Furniture and equipment    832,278
                Trademarks               9,500,000
                Patents                  1,800,000
                Goodwill                 7,392,427
                                       -----------
                                       $28,355,561
                                       ===========

Note F. Foreign operations

The Company operates in 2 geographic areas: The United States and Hong Kong. Following is a summary of information by area for the nine months ended:

                                           1998          1997
                                        -----------  -----------
  Net sales to unaffiliated customers:
    United States                       $32,953,781  $24,280,638
    Hong Kong                             1,178,395         -
                                        -----------  -----------
                                        $34,132,176  $24,280,638
                                        ===========  ===========
  Income from operations:
    United States                       $ 1,042,984  $   838,162
    Hong Kong                               507,306         -
                                        -----------  -----------
                                          1,550,290      838,162
  Other income                                 -          40,719
  Interest                               (1,301,358)    (836,443)
                                        -----------  -----------
  Loss income before income taxes       $   248,932  $    42,438
                                        ===========  ===========
  Identifiable assets:
    United States                       $47,116,581  $44,251,175
    Hong Kong                               775,528      591,849
                                        -----------  -----------
                                        $47,892,109  $44,843,024
                                        ===========  ===========

                              Serengeti Eyewear, Inc.
                    Notes to Consolidated Financial Statements
                                    (Unaudited)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION

The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                              FORWARD-LOOKING STATEMENTS

      THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S CONTINUED ABILITY TO DEVELOP AND INTRODUCE INNOVATIVE PRODUCTS, CHANGING CONSUMER PREFERENCES, ACTIONS BY COMPETITORS, MANUFACTURING CAPACITY CONSTRAINTS OF ITS OUTSIDE SOURCES AND THE AVAILABILITY OF RAW MATERIAL, THE EFFECT OF ECONOMIC CONDITIONS, DEPENDENCE ON CERTAIN CUSTOMERS AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS. GIVEN THESE UNCERTAINTIES, UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. THE COMPANY ALSO UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

GENERAL

Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. From 1978 until the acquisition, the Company focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In the late 1980's, the Company began developing programs for mass merchandisers designed to enhance its sale of sunglasses. The Company continually adds new products and develops new marketing programs for its product lines. In late 1992, the Company introduced its line of Solar*X-Registered Trademark- sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at non-premium prices. This product was the predominant line of the Company from 1994 until the Company acquired Serengeti in February 1997, and has contributed significantly to the sales growth of the Company. The Company expects its Solar*X-Registered Trademark- line of sunglasses to remain its predominant line in the non-premium segment of its business.

      In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix-Registered Trademark- line, a premium sunglass line. The Company sought to emphasize sales of H2Optix-Registered Trademark- and thereby reduce its dependence upon mass merchandisers. The Company experienced only limited sales of its H2Optix-Registered Trademark- sunglasses in 1995 as it commenced its marketing efforts to establish H2Optix-Registered Trademark- brand name recognition and broaden the distribution network for the H2Optix-Registered Trademark- product line. In 1997 and 1998, the Company experienced more substantial sales of the H2Optix-Registered Trademark- product line.

On February 13, 1997, the Company acquired the Serengeti assets. Corning's Serengeti Eyewear division entered the premium sunglass market in 1985 with the introduction of Drivers-Registered Trademark- sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the premium market. The Serengeti brand image is based upon superior lens technology, quality and performance. The Serengeti Drivers-Registered Trademark- line of sunglasses is principally responsible for this image. The Company has introduced new Serengeti signature styles that exploit the Serengeti brand image.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.:

      Net sales increased 26%, from approximately $8.4 million in for the three months ended September 30, 1997 to approximately $10.5 million for the same period in 1998. The net sales increase was primarily related to the sale of excess inventory which was completed at the end of the third quarter of 1998. This sale was consistent with the Company's plan to reduce its inventory level and improve its working capital by reducing its debt and trade payables. Sales for the three months ended September 30, 1997 were higher than normal. Due to the timing of the acquisition, some products were received later in the selling season and shipped on the third quarter of 1997.

      Gross profit decreased as a percentage of sales, from approximately 54% for the three months ended September 30, 1997 to approximately 37% for the same period in 1998, primarily as a result of the inventory reduction plan. The Company sold excess inventory for cash at cost; sacrificing margin to help raise cash and improve working capital.

      Selling expenses decreased from approximately $1.3 million during the three months ended September 30, 1997 to approximately $0.9 million for the same period in 1998. This decrease resulted primarily from the reduction of media and cooperative advertising costs. The Company has added independent sales representatives whose objectives are to broaden product coverage and add more retail space for sales of the Company's products. These costs are variable as a percentage of cash collections.

      General and administrative expenses decreased from approximately $2.3 million for the three months ended September 30, 1997 to approximately $1.9 million for the same period in 1998, primarily due to the staff level reductions implemented in the second quarter of 1998 and the related lower costs for travel, health insurance and payroll costs.

      Interest expense increased from approximately $338,000 for the three months ended September 30, 1997 to approximately

$433,000 for the same period in 1998, as a result of the interest expense related to the Company's term loan which was used to partially finance the Serengeti aSerengeti acquisition and the interest incurred on the Company's revolving credit facility.

RESULTS OF OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net sales increased 40%, from approximately $24.3 million for the nine months ended September 30, 1997 to approximately $34.1 million for the same period in 1998, primarily as a result of increases in sales in the H2Optix line, increased sales of premium products from new styles introduced in 1998, sales from the Company's inventory reduction plan and increased sales of the Company's non-premium products to a significant customer.

      Gross profit decreased as a percentage of sales, from approximately 52% for the nine months ended September 30, 1997 to approximately 41% for the same period in 1998, primarily as a result of price reductions in the Serengeti product line and the Company's inventory reduction plan.

      Selling expenses decreased from approximately $5.0 million during the nine months ended September 30, 1997 to approximately $4.2 million for the same period in 1998. This decrease resulted primarily from the one time "Eye in the Sky" radio advertising campaign during May and June, 1997, costing approximately $1.1 million, partially offset by decreased costs associated with marketing and selling expenses related to the Company's premium products in 1998.

      General and administrative expenses increased from approximately $5.3 million for the nine months ended September 30, 1997 to approximately $7.3 million for the same period in 1998, primarily as a result of an increase in executive and administrative salaries, office expenses, and costs incurred in connection with the development of the premium line of sunglasses. In addition, expenses in 1998 include a non-recurring restructuring charge of $150,000 primarily attributed to staff reduction implemented in June, 1998.

      Interest expense increased from approximately $836,000 for the nine months ended September 30, 1997 to approximately $1,301,000 for the same period in 1998, as a result of the interest expense related to the Company's term loan which was used to partially finance the Serengeti acquisition and the interest incurred on the Company's revolving credit facility.

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

      The Revolver Facility has a $2 million sublimit for the issuance of stand-by letters of credit. Effective August 21, 1998, the Company executed a first Amendment to The Agreement (the "Amended Agreement"). The Company restructured the loan covenants and the bank waived the Company's compliance defaults for all periods prior to June 1998. Revolving credit loans under the Revolver Facility are subject to a borrowing base limitation which is up to 75% of eligible accounts receivable and 50% of eligible inventory (subject to an additional limitation on inventory backed loans), for working capital. The Amended Agreement is secured by a priority lien on substantially all of the assets of the Company and its subsidiaries. Pursuant to the Amended Agreement, interest is payable at the LIBOR rate or Base Rate plus applicable margins. In addition, the Company is subject to certain financial covenants.

      At September 30, 1998 the Company was in compliance with its Amended Agreement. The unused portion of the revolver facility was $90,000.

      The Amended Agreement separates the Term Facility into two Term Loans:
Term Loan B-1 for $2,000,000 and Term Loan B-2 for $5,575,000. Term Loan B-1 is to be paid in quarterly installments on September 30, 1998 and December 31, 1998 in the amount of $437,500 each and a payment of $538,333 on March 31, 1999 with the balance payable in full on June 30, 1999. Term Loan B-2 is payable on monthly installments of $300,000 with the balance due on December 31, 1999.

      Interest on Term Loan B-1 is payable at the LIBOR rate plus 325 basis points or the "Base Rate" plus 1.75%. Term Loan B-2 is payable at the LIBOR rate plus 500 basis points or the "Base Rate" plus 3.50%.

      Interest on the Revolver Facility is payable at the LIBOR rate plus 325 basis points or the "Base Rate" plus 1.75% all at the option of the Company. The Company was required to enter into an interest rate swap agreement for the purpose of interest rate protection which covers at least 75% of the borrowings under the Term Facility through February 13, 2000.

      The Amended Agreement requires the Company to maintain certain financial ratios. Pursuant to the Current Credit Facility, the Company is required to apply 75% of its "Excess Cash Flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course of business and the net proceeds of equity issuances and permitted debt issuances to prepay outstanding amounts under the Term Facility. The Amended Agreement also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances.

      The Company improved its working capital from approximately $753,000 at December 31, 1997 to working capital of approximately $3.3 million at September 30, 1998, primarily as a result of a reduction in accounts payable, increased earnings from operations, debt reduction, the sale of excess inventory, and changes in the indebtedness affected by the Amended Agreement.

      The Company incurred approximately $346,000 in capital expenditures during the nine months ended September 30, 1998.

      The Company anticipates, although there can be no assurance, that based on its currently proposed plans, the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1998 fiscal year.

YEAR 2000

      Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failure which could result in an adverse impact on the Company's operations.

      The Company believes that the majority of its major systems are Year 2000 compliant, and costs to transition the remaining systems and hardware to Year 2000 compliance are not anticipated to have a material effect on the Company's financial position or results of operations.

      The Company is in the process of contacting critical suppliers of products and services and customers to determine the extent to which the Company may be vulnerable to such party's failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such party's to be Year 2000 ready is not reasonably estimable.


FOREIGN CURRENCY EXCHANGE

      The Company presently transacts most business internationally in United States currency. To date, the Company has not been affected significantly by currency exchange fluctuations. However, future currency fluctuations in countries in which the Company does business could adversely affect the Company by resulting in pricing that is not competitive with prices denominated in local currencies.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133). SFAS 133 requires companies to recognize ALL derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"), (ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative NOT designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized in income in the period of change.

      SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently plans to adopt

SFAS 133 on January 1, 2000. On that date, hedging relationships will be designated anew and documented.

      Under the Agreement, the Company was required to enter into an interest rate hedging agreement for the purpose of interest rate protection covering at least 75% of the borrowings under the Term Facility, and, in general, such hedges have not had a material effect in offsetting the changes in fair value of the underlying risk. The Company expects to continue its hedging activities in the future. However, it has not yet evaluated the financial statement impact of adopting SFAS 133.

GOING CONCERN CONSIDERATION

      As the independent certified public accountants have indicated in their report on the financial statements for the year ended December 31, 1997, and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficits of $9,945,253 and $10,896,172 at December 31, 1997 and September 30, 1998 respectively. For the year ended December 31, 1997 the Company reported a loss before preferred dividends of $3,401,881. These conditions raised substantial doubt about the Company's ability to continue as a going concern. For the nine months ended September 30, 1998 the Company reported net income before preferred dividends of $156,081 and re-negotiated its Term Facility.

                                      PART II
                                 OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1998, Ronald T. Rogers filed an action against the Company and two of its directors, Stephen Nevitt and David Newman, in the Circuit Court of Cook County in the State of Illinois. Plaintiff seeks damages of approximately $102,000 based upon the alleged breach of an employment agreement between plaintiff and the Company. In addition to a claim for breach of contract, plaintiff also alleges violation of the Illinois Wage Payment and Collection Act, and intentional infliction of emotional distress, also arising out of the employment agreement. The defendants have denied the substantive allegations of the Complaint and intend to vigorously defend this action. Discovery is in the initial stages.

Reference is made to the Company's annual report on Form 10-KSB for a discussion of certain other information.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.      EXHIBIT 27 - Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.  None

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Serengeti Eyewear, Inc.
                                           (Registrant)

Dated: November   , 1998     By: /s/ Stephen Nevitt
                                ---------------------------
                                Stephen Nevitt
                                President
                                (Principal Executive Officer)


                             By: /s/ William McMahon
                                ---------------------------
                                Chief Financial Officer