Form 10KSB
period 1998-12-31
SERENGETI EYEWEAR INC
filed 1999-05-25
CIK 940183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER: 0-26022

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

                                Yes  X   No
                                    ---     ---

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 9

           The issuer's revenues for the year ended December 31, 1998 were $43,323,222

           The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of March 31, 1999 was approximately $591,356.

           Number of shares of Common Stock outstanding as of March 31, 1999:
2,384,000

           Transitional Small Business Disclosure Format

                                Yes      No  X
                                    ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

           Serengeti Eyewear, Inc. (the "Company") is engaged in the business of designing, manufacturing through outside sources, marketing and distributing a wide array of quality sunglasses.

           On February 13, 1997, the Company acquired for $27.5 million (the "Acquisition") in cash the assets of the Serengeti Eyewear division of Corning Incorporated ("Corning") used in the design, manufacture and distribution of Serengeti brand sunglasses. Drivers sunglasses, first introduced by Corning in 1985, constitute the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the market for premium sunglasses. The Serengeti brand identity is based upon superior lens technology, quality and performance.

           Prior to the Acquisition, the Company primarily designed and marketed selected non-premium lines of sunglasses, such as Solar*X sunglasses, which were targeted for distribution through mass merchandisers and designed as a sunglass with quality comparable to that of premium sunglasses at popular prices. Solar*X features a ground and polished lens which provides virtually complete protection from harmful ultraviolet sun rays and glare. The Company also markets to mass merchandisers other sunglass brands, each of which the Company believes creates a niche among popular priced sunglasses of various categories. Non-premium sunglass sales accounted for approximately 31% of the Company's total sales in 1998.

           In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line of sunglasses which is designed specifically for use in the water environment. H2Optix utilizes a combination of characteristics which the Company believes differentiates it from other competing sunglasses which target the water sports market. H2Optix sales approximated $1.2 million in each of 1996 and 1997 and $2 million in 1998. The Company has included H2Optix within the Serengeti (premium) line, thereby tapping into Serengeti's well-established distribution networks. Premium sunglass sales accounted for approximately 69% of the Company's total sales in 1998.

           The Company is a New York corporation formed in 1976. The Company maintains its principal executive offices at 8125 25th Court East, Sarasota, Florida 34243, and its telephone number is (941) 359-3599.

INDUSTRY BACKGROUND

           The sunglass industry is generally divided into two principal segments, the under-$30 or "non-premium" market and the over-$30 or "premium" market. The retail market for sunglasses in recent years has experienced the emergence of a broader premium market, reflected by increased sales of higher-priced, quality-oriented sunglass products. This premium sunglass market, the category in which the Company's Serengeti products compete, showed an increase in sales of 82%, from $825.6 million in 1989 to $1.5 billion in 1998.

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

           The under-$30 market is primarily served by mass merchandisers such as Wal-Mart, chain drug stores and discount department stores. These outlets generally offer sunglasses in the $8 to $25 price range. The Company currently serves the top of the retail price range in the under-$30 market primarily with its Solar*X, Sensor-X and Grafix brands of sunglasses.

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

           AGGRESSIVELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. The Company will continue to rely on patent, trademark, trade secret, unfair competition and copyright law to protect its rights to certain aspects of its products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks and trade dress.

           INTRODUCING INNOVATIVE NEW PRODUCTS. The Company has capitalized and will continue to capitalize on Serengeti's strong brand identity by introducing new Serengeti signature styles. These new styles incorporate the Serengeti name and logo into the frame decor with logo plaques and lens decoration. In addition to the retail space Serengeti accounts have provided for the Company's strong performing existing products, such accounts have made space available for the new products introduced by the Company in 1998. These new products accounted for approximately 25% of premium sales in 1998.

           The Company will utilize its existing relationships with European and Asian designers to design the new styles. The Company has an existing relationship with a renowned European design team that has worked with the Company for the past four years and which has developed new products for other well-known sunglass distributors. The Company believes that this team has consistently demonstrated the ability to create top selling styles.

           FOCUS ON INTERNATIONAL EXPANSION. The Company believes that wider international distribution also represents a significant opportunity for expansion of sales. Sales outside North America represented approximately 15% of total sales of the Serengeti line in 1998. To improve the consistency of its image and operating strategy worldwide, the Company is establishing closer working relationships with its international distributors. The Company believes that concentrating its efforts in existing regions and introducing Serengeti to new regions abroad provide a significant opportunity for increased growth. The Company also expects to continue benefitting from the global expansion of its retail accounts, particularly Sunglass Hut International ("Sunglass Hut"), the largest customer for the Serengeti line.

PRODUCT LINES

PREMIUM PRODUCTS

           The Serengeti line is presently divided into two distinct lines, Drivers and Kinetix, each of which is targeted at a different portion of the premium area of the sunglass market. The Company has also integrated its H2Optix products into the Serengeti line. The premium product line accounted for approximately 64% and 69% of the Company's total sales in 1997 and 1998, respectively.

           DRIVERS

           Drivers, which is a general purpose sunglass, is the core Serengeti product line, accounting for approximately 84% of 1998 premium product sales. Several popular Drivers models have been marketed since the mid-1980s. Independent marketing surveys have indicated that Drivers inspire exceptional customer loyalty. All Drivers lenses are photochromic and incorporate "spectral control" technology. Photochromic lenses automatically darken to adjust to bright daylight conditions and lighten to adjust to darker daylight conditions thereby adjusting the amount of light being transmitted to the user. Proprietary spectral control filters are then created by "hydrogen firing" a photochromic lens. The resultant lens filters out 95% of blue light, cutting glare, boosting contrast and reducing eye fatigue in fog and haze without distorting the colors seen through the lens. The combination of a special base glass and hydrogen firing give Drivers lenses a lustrous copper color. Drivers lenses are available in a single-gradient lens that reduces glare from above and are also available in a darker, non-gradient version known as Drivers Sienna. The Company presently offers 10 collections and 115 products within the Drivers line.

           KINETIX

           Kinetix, Serengeti's sports/lifestyle, active line, is equipped with photochromic, spectral control lenses of specific colors engineered to enhance their performance in particular sports environments. Distinct Kinetix collections are designed specifically for boaters, skiers, drivers, golfers, hunters and target shooters. The Company presently offers nine products within the Kinetix line.

           H2OPTIX

           Although there are a number of sunglasses currently marketed that can be used by water sports enthusiasts, they are not designed specifically for use in the water environment. The Company believes that each of the existing sunglass product lines distributed to the water sports market has significant drawbacks or technical omissions. The H2Optix line has been designed by the Company to differentiate it from other competing sunglasses which target the water sports market. The Company believes that its H2Optix product incorporates a distinctive combination of elements that work together to provide a total optical system for all of the needs of the water sports enthusiast. The base material for the H2Optix lens is polycarbonate, which exhibits both optical clarity and extraordinary strength. The lamination of polarized film between two such lenses results in a lens ideally suited for any water sport activity. The Company presently offers approximately 26 products within the H2Optix line.

NON-PREMIUM PRODUCTS

           The Company's Solar*X, Sensor-X, Grafix and Mach 1 lines of sunglasses have been marketed by the Company as a high quality line of sunglasses with a ground and polished lens. Although these sunglasses retail at approximately $20, the Company believes that their quality makes them competitive with higher priced premium sunglasses in the premium market. They are available in a variety of popular, classic and contemporary frame styles. The non-premium product line accounted for approximately 36% and 31% of the Company's total sales in 1997 and 1998, respectively.

DISTRIBUTION

PREMIUM DISTRIBUTION

           The Company's principal customers are regional optical distributors, sunglass specialty stores and optical chains. The Company also uses independent direct sales representatives to focus on sporting goods and non-direct optical accounts. Regional sales managers are responsible for maintaining relationships with optical distributors in their region, as well as direct accounts with optical and sunglass chains.

           OPTICAL DISTRIBUTORS

           The network of optical distributors for the Serengeti line is comprised of eight regional optical distributors which distribute to optical chains, independent optical retailers and specialty sunglass retailers throughout the United States and Canada. The Company encourages its optical distributors to distribute exclusively to premium retailers.

           The number of distributors was reduced to eight in 1998 from 13 in 1997. The remaining distributors' territories were expanded and granted regional exclusivity to induce increased market penetration. Distributors are limited to selling Serengeti products to optical retail outlets.

           In 1998, optical distributors accounted for approximately seven percent of total sales of the Serengeti product line. The Company intends to increase distribution through independent optical retailers with prescription Serengeti lenses as it believes that continued opportunities for growth lie in increasing Serengeti sales to independent optical retailers.

           SPECIALTY SUNGLASS RETAILERS

           The principal specialty sunglass retailer of the Serengeti product line is Sunglass Hut, the world's largest sunglass retailer, which has more than 2,000 stores worldwide. Sunglass Hut, which is serviced directly by the Company's in-house sales staff, accounted for approximately 22% of total sales of the Serengeti product line in 1998, up from 11% in 1997.

           OPTICAL CHAINS

           In 1998, approximately 19% of total sales of the Serengeti product line were to optical chains. Of these optical chains, Lenscrafters was the most significant customer. The Serengeti brand also has long-standing relationships with other large chains, including Pearle Incorporated, Eyecare Centers of America, National Vision, Wal-Mart Optical and DOC Optics Inc. The Company believes that optical chains present significant opportunities for increased penetration; specifically, that the Company may be able to leverage the Serengeti reputation for high performance lenses with the optical chains in order to help create and grow a substantial prescription sunglass business.

           INTERNATIONAL DISTRIBUTION

           Sales outside North America accounted for approximately 14% of total sales of the Serengeti product line in 1998. Sales in each region are conducted through distributors and, in certain countries, directly to large retail chains or buying groups. European sales, which includes sales to markets in the Netherlands, Switzerland, Belgium and Finland accounted for approximately two-thirds of 1998 foreign sales. The Asia Pacific region accounted for the balance of such sales.

           OTHER

           The Company further sold its premium products to sporting goods stores and non-direct optical stores, both domestically and internationally, and excess inventories of its premium products through a variety of outlets, aggregating approximately 38% of the Company's 1998 premium sales.

NON-PREMIUM DISTRIBUTION

           During 1995, the Company had sales of approximately $9.6 million to Wal-Mart, a major national retailer and a principal customer of the Company for over ten years, representing approximately 92% of the Company's total sales. As a result of the Company's strategy to broaden its distribution network for its non-premium products, the Company had sales in 1996 of approximately $7.2 million to Wal-Mart, representing approximately 53% of the Company's total sales. With the acquisition of the Serengeti business, the Company's dependence upon Wal-Mart was further reduced, with sales to Wal-Mart of approximately $9.2 million or approximately 27% of the Company's total sales in 1997 and $8.2 million or approximately 19% of the Company's total sales in 1998.

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

           As a result of strategy changes by retailers, including consolidations and increases in the size of retail locations, retailers have imposed additional requirements on their merchandisers. The Company has increased the services provided to its mass merchandise customers, particularly Wal-Mart, in many areas including the sourcing of products necessary to fill a specific demand, the tracking of supply inventory by direct computer link-up and the implementation of specifically tailored systems for the shipment of inventory.

MARKETING

           The Company's marketing and promotion strategies for its Serengeti products are focused on building and maintaining a high-quality image, and providing multiple price points to meet the needs of the retailer and consumer. The Company seeks to maintain high visibility for its Serengeti products through the efforts of its in-house marketing staff which coordinates the sales efforts of the Company's distributors and develops programs to help retailers increase their sales of Serengeti products. The marketing staff also designs, develops and produces sales materials for use by distributors. These sales materials include point-of-purchase packaging, photography, advertising layouts, signage, logo designs and catalogs.

           The Company intends to continue advertising and marketing Serengeti products with point-of-purchase displays and through high quality general publications, as well as through catalogs, billboards, event sponsorships, product promotions, trade and consumer publications and trade shows. The Company intends to assist in the funding and preparation of advertising campaigns initiated by retailers. The Company also intends to promote the Serengeti brand name by utilizing high visibility sports and celebrity figures to provide product exposure to the consumer.

           Additionally, the Company attends trade shows targeting specific activities to increase retailer awareness and enthusiasm for its products which relate to such activities. The Company also intends to continue to promote Serengeti through the sponsorship of sporting activities on both a national and local level, and by providing decals and posters.

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

MANUFACTURING

           The Company currently obtains photochromic glass lens blanks for the existing Serengeti lines pursuant to a three-year supply agreement entered into with Corning upon the closing of the Acquisition. Pursuant to the supply agreement, the Company is required to purchase such Serengeti lens blanks exclusively from Corning only to the extent that Corning is able to provide such lenses in the quantities and within the time periods required by the Company. The lens blanks are currently manufactured by Corning in the United States, Brazil and France and then shipped to Italy and other locations overseas for finishing. All lenses currently mounted in the Drivers and Kinetix lines are then subjected to the Company's proprietary hydrogen firing process at a Corning facility in France or manufacturing facilities in Italy or Japan. Lenses are cut, edged, tempered, coated, drop ball tested and inserted into the frames by third-party contractors in Japan, Italy and the United States. Pursuant to a settlement agreement between the Company and Corning, the Company may defer payment, without interest, until December 31, 1999 for up to 250,000 lens blanks which were purchased in 1998.

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

           The Company has developed long-standing collaborative relationships with established manufacturers of sunglasses throughout the Far East for the manufacture of its non-premium products and component parts. The Company actively participates in the development and refining processes relating to the manufacture of its products. To date, the Company's principal manufacturing relationship has been with Swank, a leading manufacturer of sunglasses worldwide, which primarily produces the Company's non-premium sunglasses. The Company has also established a relationship with Wintec Corporation, based in Japan, for the production of the polarized polycarbonate lenses used for the Company's H2Optix product line.

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

INTELLECTUAL PROPERTY

           The Company's trademarks include Country Club-Registered Trademark-, Drivers-Registered Trademark-, Flex-Grip-TM-, Flyers-TM-, Grafix-Registered Trademark-, H2Optix-Registered Trademark-, H2Optix Zero Tolerance-Registered Trademark-, In-B-Teen-Registered Trademark-, KidzFlipz-TM-, Kinetix-Registered Trademark-, Mach 1-Registered Trademark-, Marine Vision Systems-TM-, Outa Limitz-Registered Trademark-, Photo-Blues-TM-, Power Plus-Registered Trademark-, Range & River-Registered Trademark-, Rhythm `n' Blues-TM-, S Design-TM-, Sensor-X-Registered Trademark-, Serengeti7, Signia-Registered Trademark-, Solar Barriers-Registered Trademark-, Solar-Mates-Registered Trademark-, Solar*X-Registered Trademark-, Spectral Control-Registered Trademark-, Sport Shields-Registered Trademark-, Strata-Registered Trademark-, Sunglasses for the Waters of the World-TM-, Sunpets-Registered Trademark-, Surf and Cycle-Registered Trademark-, The Best Sunglass Value Money Can Buy-Registered Trademark-, Vision Mates-Registered Trademark-, When You Buckle Up Clip It On-TM- and Wickets-Registered Trademark-.

           As of March 31, 1999, the Company had 25 trademark registrations in the United States and 135 trademark registrations in foreign countries, including those for Serengeti, Drivers, Kinetix and H2Optix. As of such date, the Company had 10 trademark applications pending in the United States and 21 trademark applications pending in foreign countries. No trademarks are licensed by the Company for use on eyewear products due to the Company's strict quality control standards and the desire to protect its proprietary technology and prevent overexposure of the Company's trademarks. In connection with the Acquisition, the Company granted to Corning a royalty-free, world-wide license to utilize the hydrogen firing process technology and other proprietary technology of the Company in connection with the manufacture and marketing of lenses, lens blanks and other optical materials or prescription eyeglasses or lenses used to treat or mitigate medical conditions or symptoms such as light sensitivity, as well as in connection with other products manufactured or practices engaged in by Corning prior to the Acquisition unrelated to the Serengeti business and that do not relate to plano or prescription sunglass lenses.

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

The Company owns twelve additional patents, which expire at various dates through July 15, 2017.

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

INSURANCE

           The Company maintains product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate and $4 million of excess liability coverage. The adequacy of the Company's insurance coverage and reserves to cover known and unknown claims is evaluated at the end of each fiscal year. The Company believes that its current insurance coverage is adequate.

EMPLOYEES

           As of March 31, 1999, the Company employed 67 individuals on a full-time basis, 42 of whom were employed in executive, sales and administrative positions and the remainder of whom were warehouse employees. The number of warehouse employees increases during various time periods in the course of a year due to the buying patterns of the Company's customers. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

           The Company's corporate offices, distribution and warehouse facilities occupy approximately 15,500 square feet of space in Sarasota, Florida under a lease expiring in March 2000 at a monthly rental of approximately $6,700. The lease provides for various escalations based on cost of living and real estate taxes. The Company also leases a satellite sales office in Windsor, England expiring in March 2001 and an off-site warehouse facility in Sarasota, Florida on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

           On or about August 18, 1997, Argon, Inc. filed an action against the Company and Corning in the Superior Court of California, County of Los Angeles. The complaint alleges breach of contract in which the plaintiff seeks approximately $250,000 based upon a non-exclusive distributor agreement and a service agreement. The Company has denied the substantive allegations and has asserted a counterclaim for $118,000 based upon Argon's breach of the above mentioned agreements and non-payment of amounts due to the Company. This proceeding is in the discovery stage.

           On or about January 28, 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's Preferred Shares, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed an action in the United States District Court, Southern District of New York. In the action, RBB alleges various violations of the securities laws in connection with its purchase of the Preferred Shares. RBB contends that the Company failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Preferred Shares. There are also common law claims for fraud and negligent misrepresentation. RBB seeks compensatory damages in the sum of $22.5 million, equal to the purchase price of the Preferred Shares, and punitive damages in the sum of $25 million. The Company has denied the substantive allegations and has moved to dismiss the complaint.

           On or about March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company which alleged, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, more fully discussed in Item 12, below, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. A settlement whereby the Company is required to pay to Argent $35,000 was reached and the action was discontinued with prejudice.

           In the normal course of conducting its business, the Company is involved in various other legal matters. The Company is not a party to any other legal matter which management believes could result in a judgment that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable

                                                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's common stock is quoted on the OTC Bulletin Board, an NASD sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market ("Nasdaq"). The trading symbol of the Company's common stock is SOLR. The following table sets forth for the periods indicated the range of the high and low sales prices of the common stock, as reported by Nasdaq.


                         Quarter Ended(1)                                        High         Low
---------------------------------------------------------------------            ----         ---
March 31, 1997.......................................................           $7.56        $2.13

June 30, 1997........................................................            3.44         2.00

September 30, 1997...................................................            3.50         1.88

December 31, 1997....................................................            2.88         1.63

March 31, 1998.......................................................            2.44         1.50

June 30, 1998........................................................            1.81         0.63

September 30, 1998...................................................            1.00         0.25

December 31, 1998....................................................            0.56         0.25


----------

(1) On June 11, 1998, the quotation of the Company's common stock and warrants was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 1, 1998, the Company's securities ceased being listed on the Nasdaq SmallCap Market.

           At March 31, 1999, there were approximately 35 shareholders of record of the common stock. Such number does not include beneficial owners holding shares through nominee names.

DIVIDEND POLICY

           The Company has never paid any dividends and does not expect to pay any dividends in the foreseeable future with respect to its common stock. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company. The Company's bank credit facility restricts the Company's ability to pay dividends on its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations C Liquidity and Capital Resources."

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

GENERAL

           Prior to the 1980's, the Company manufactured its own sunglasses for sale to the wholesale trade. As manufacturers in the Far East began playing greater roles in the sunglass industry in the late 1970's, the Company began importing its products and in 1980 discontinued its manufacturing operations completely. From 1978 until the Acquisition, the Company focused primarily on the sale of sunglasses and sunglass products to mass merchandisers such as large retail chain stores. In late 1992, the Company introduced its line of Solar*X sunglasses, which feature a ground and polished lens, comparable to optical quality sunglasses, at non-premium prices. This product was the Company's predominant line from 1994 until the Acquisition. The Company expects its Solar*X line of sunglasses to remain its predominant product in the non-premium product line of its business. During 1997 and 1998, the non-premium product line accounted for approximately 36% and 31%, respectively, of the Company's total sales. The Company intends to continue and expand the marketing of its non-premium sunglasses to the mass merchandise market.

           On February 13, 1997, the Company acquired the assets of the Serengeti Eyewear division of Corning. Corning's Serengeti Eyewear division had first entered the premium sunglass market in 1985 with the introduction of the Drivers line of sunglasses, which remain the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity based upon superior lens technology, quality and performance. During 1997 and 1998 the premium line accounted for approximately 64% and 69%, respectively, of the Company's total sales.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

           Net sales increased from approximately $32.5 million in 1997 to approximately $43.3 million in 1998, primarily as a result of increased sales of the Serengeti premium eyeglass product line which accounted for approximately 69% of the Company's total sales in 1998. The Company also experienced increased sales in its H2Optix products, as well as sales from new products introduced late in 1997 and 1998. In addition, sales increased as a result of the inventory reduction program that was put into place in the third quarter of 1998.

           The Company has restated its financial statements for the year ended December 31, 1997 to correct certain erroneous information which was discovered upon implementation of the Company's new inventory system and integrating this system with its financial reporting and accounting system. In particular, the 1997 financial statements have been restated to reflect an inventory write-down of $1,510,911 ($0.63 per share). Reference is made to Note 14 of Notes to the Consolidated Financial Statements.

           In the fourth quarter of 1998, the Company made adjustments to its inventory balance, resulting in a charge to operations of approximately $4.2 million. These adjustments resulted from difficulties encountered by the Company in connection with its implementation and integration of its new financial reporting and accounting system, as noted above. Reference is made to Note 14 of Notes to the Consolidated Financial Statements.

           Gross profit declined from 37.9% (restated) in 1997 to 30.9% in 1998 primarily as a result of lower profit margins from the inventory reduction program and markdowns and other allowances provided to certain customers as inducements to acquire new Company product offerings.

           Selling expenses decreased by approximately $0.5 million, from approximately $6.2 million in 1997 to approximately $5.7 million in 1998. The Company reduced its advertising expenses in 1998 as a response to cost reduction programs. In 1997 the Company spent in excess of $1.1 million on a radio advertising campaign which was not repeated in 1998.

           General and administrative expenses increased by approximately $1.0 million, from approximately $8.8 million in 1997 to approximately $9.8 million in 1998, primarily as a result of an increase in executive and administrative salaries incurred during the first half of 1998. Outside labor costs increased due to the temporary help required to pack, ship and administer the Company's inventory reduction programs. Higher consulting fees were also incurred in 1998, attributable to the costs incurred upon the implementation of the financial reporting and accounting systems.

           Interest expense increased by approximately $600,000 from approximately $1.3 million in 1997 to approximately $1.9 million in 1998, primarily as a result of the interest charges incurred on higher outstanding debt and higher interest rates from its renegotiated bank credit facility, discussed below.

LIQUIDITY AND CAPITAL RESOURCES

           The Company is presently not in compliance with the minimum tangible net worth and other financial covenants set forth in its bank credit facility. The Lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance that they will not do so in the future. The Company is engaged in discussions with a prospective replacement lender. There can be no assurance that the Company will successfully negotiate a new credit loan facility.

           The Company's current credit facility, last amended as of August 21, 1998, includes two term loans with renewed principal balances of $2,000,000 and $5,575,000, respectively, and a $7,500,000 revolver facility. The first term loan is to be paid in installments of $437,500 on each of September 30, 1998 and December 31, 1998 and $538,333 on March 31, 1999, with the balance due and payable on June 30, 1999. The second term loan is payable in monthly installments of $300,000 with the balance due on December 31, 1999. The banks have permitted the Company to delay its 1999 payments of principal, pending negotiations with a potential new lender. Interest on the first term loan is payable at the LIBOR rates plus 325 basis points or the "Base Rate" plus 1.75%. Interest on the second term loan is payable at the LIBOR rate plus 500 basis points or the "Base Rate" plus 3.50%.

           Under the current revolver facility, as amended, the Company was able to borrow up to 75% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory, subject to additional limitations on inventory-based loans. The unused portion of the facility was $177,000 at December 31, 1998. Interest on the revolver facility is payable at the LIBOR rate plus 325 basis points or the "Base Rate" plus 1.75%.

           Pursuant to the credit facility, the Company is required to enter into exchange agreements and/or other appropriate interest rate hedging transactions for the purpose of interest rate protection covering at least 75% of the borrowings under the facility through March 31, 2000.

           The credit facility requires the Company to maintain certain financial ratios. Pursuant to the credit facility, the Company is required to apply 75% of its "excess cash flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course, and the net proceeds of equity issuances and permitted debt issuances to prepay outstanding amounts under the credit facility. The credit facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The credit facility is secured by a first priority lien on all of the assets of the Company.

           The Company's liquidity decreased from a working capital deficit of approximately $0.8 million at December 31, 1997 to a working capital deficit of approximately $4.1 million at December 31, 1998. This decrease resulted primarily from a decrease of approximately $3.5 million in accounts receivable resulting from increased collection efforts and a decrease of approximately $4.4 million in inventory resulting from the sale of excess inventory. The decreases were partially offset by an increase of approximately $1.6 million in accounts payable and a reduction of $2.7 million in secured debt.

           The Company incurred approximately $0.3 million in capital expenditures during 1998 primarily relating to the acquisition of equipment, and furniture and fixtures. The Company anticipates that its level of capital expenditures will decrease during 1999.

           The Company anticipates, based on its currently proposed plans, including (i) replacement of its current senior bank lenders with a new lender, of which there can be no assurance, (ii) the introduction of procedures designed to strengthen management and increase sales effectively and (iii) the development and introduction of new products, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1999 fiscal year.

GOING CONCERN CONSIDERATION

           As indicated by the independent certified public accountants in their report and as shown in the financial statements, the Company has experienced significant operating losses which have resulted in an accumulated deficit of $18,221,197 at December 31, 1998. For the years ended December 31, 1998 and 1997, the Company reported net losses before preferred dividends of $5,289,033 and $4,912,792, respectively and was not in compliance with certain financial covenants under the credit facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

YEAR 2000 ISSUES

           The Year 2000 problem arises because many computer systems were designed to identify a year using two digits, instead of four digits, in order to conserve memory and other resources. For instance, A1997" would be held in the memory of a computer as A97".

           When the year changes from 1999 to 2000, a two digit system would read the year as changing from A99" to A00." For a variety of reasons, many computer systems are not designed to make such a date change or are not designed to "understand" or react appropriately to such a date change. Therefore, as the date changes to the year 2000, many computer systems could completely stop working or could perform in an improper and unpredictable manner.

           During November, 1997 the Company began converting its information system to be year 2000 compliant. At December 31, 1997, the Company had completed the installation of the new software and completed the process of updating application by mid-1998. The Company incurred charges aggregating approximately $50,000 in 1998 and estimates that additional costs will aggregate approximately $50,000 in 1999.

           Pursuant to the Company's year 2000 planning, the Company is in the process of requesting information regarding the computer systems of its key suppliers, customers, creditors and financial service organizations. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of any of these institutions to be year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of each party to be year 2000 compliant is not readily determinable.

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

RECENT PRONOUNCEMENT

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"), (ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized as income in the period of change.

           SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently plans to adopt SFAS 133 on July 1, 1999. On that date, hedging relationships will be designated anew and documented. The Company periodically enters into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges have been fully effective in offsetting the changed in fair value of the underlying risk. The Company expects to continue its hedging activities in the future. However, it has not yet evaluated the financial statement impact of adopting SFAS 133.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

           This report contains forward-looking statements, including statements with respect to proposed financing activities and anticipated business trends, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the

Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report, including those set forth under "Risk Factors," below, describe factors, among others such as (i) the Company's continued ability to develop and introduce innovative products, (ii) changing consumer preferences, (iii) manufacturing capacity constraints of its outside sources and the availability of raw materials, (iv) the effect of economic conditions, (v) dependence on certain customers and (vi) other risks identified from time to time in the Company's Securities and Exchange Commission filings, that could contribute to or cause such differences.

RISK FACTORS

- OPERATING LOSSES; ACCUMULATED DEFICIT. For the years ended December 31, 1998 and 1997, the Company incurred net losses before preferred dividends of $5,289,033 and $4,912,792, respectively. Its accumulated deficit at December 31, 1998 was $18,221,197 and its working capital deficit at that date was $4,084,529. The Company's ability to expand, let alone sustain its current level of operations is dependent upon its receipt of additional financing. There can be no assurance as to the availability of such additional financing or, if available, the commercial reasonableness of its terms.

- QUALIFIED INDEPENDENT AUDITORS' REPORT. The independent auditors' report upon the Company's consolidated financial statements comprising a portion of this Report includes an explanatory paragraph stating that such financial statements have been prepared assuming the Company's continuity as a going concern and also stating that the Company experienced net losses from operations, had an accumulated deficit and was in violation of certain debt financial covenants, which raises substantial doubt about the Company's ability to continue as a going concern.

- CREDIT FACILITY NON-COMPLIANCE. The Company is currently not in compliance with the minimum tangible net worth and certain other financial covenants contained in its bank credit facility. Although the lenders have not declared the Company in formal default nor have they accelerated payment of the Company's indebtedness incurred thereunder, there can be no assurance that the lenders will not do so in the future.

- CREDIT FACILITY TO EXPIRE ON DECEMBER 31, 1999. The Company's bank credit facility is scheduled to expire on December 31, 1999. The Company will have to negotiate an extension of this facility prior to its scheduled expiration date or, alternatively, secure replacement financing. The Company is currently seeking alternative financing. There can be no assurance of the Company's ability to secure such alternative financing in a timely fashion, if at all. In such event, the Company's ability to sustain its current level of operations may be materially adversely affected.

- CONCENTRATION OF CUSTOMERS. Wal-Mart and Sunglass Hut accounted for 19% and 10%, respectively, of the Company's sales for the year ended December 31, 1998. Such customers accounted for 28% and 11% of sales, respectively, for the year ended December 31, 1997. The loss of either or both of these customers or a significant future reduction in their respective purchases of the Company's products may be expected to materially adversely affect the Company's operations and prospects.

- PENDING LITIGATION. Litigation instituted by RBB against the Company, discussed elsewhere herein, stemming from RBB's acquisition of certain of the Company's Preferred Stock in October 1996, seeks substantial damages against the Company. The Company's operations and prospects would be materially adversely affected if RBB were to prevail in this litigation.

- DEPENDENCE ON SINGLE SUPPLIER. The Company relies on Corning as its sole source of supply for lens blanks for its Serengeti product line. Any disruption of this source may result, at a minimum, in a temporary curtailment of the Company's ability to ship these products, while a loss of this source may materially adversely affect the Company's operations and prospects.

- SEASONALITY. The Company's sales are seasonal with historical premium product sales higher in the second quarter of each year.

ITEM 7.   FINANCIAL STATEMENTS.

                   Index to Consolidated Financial Statements
                   ------------------------------------------


                                                                               Page
                                                                               ----
Report of Independent Certified Public Accountants............................. F-1

Consolidated Balance Sheet as of December 31, 1998....................... F-2 - F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1998 and 1997............................................. F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998 and 1997............................................. F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998 and 1997........................................F-6 - F-7

Notes to Consolidated Financial Statements...............................F-8 - F-31


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Serengeti Eyewear, Inc.


We have audited the accompanying consolidated balance sheet of Serengeti Eyewear, Inc. and subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serengeti Eyewear, Inc. and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced significant operating losses, has a working capital deficit and accumulated deficit at December 31, 1998, and is in default of certain loan covenants of its senior debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             -----------------------------------
                                             BDO Seidman, LLP
Orlando, Florida
March 26, 1999


                                                                          SERENGETI EYEWEAR, INC.
                                                                                   AND SUBSIDIARY

                                                                       CONSOLIDATED BALANCE SHEET
=================================================================================================

DECEMBER 31,                                                                                1998
-------------------------------------------------------------------------------------------------
ASSETS (Notes 6 and 7)

CURRENT ASSETS:
   Cash and cash equivalents                                                         $    87,774
   Accounts receivable, less allowance for doubtful accounts of
    $752,436 (Note 9)                                                                  7,796,963
   Income tax refund receivable (Note 11)                                                358,055
   Inventories (Notes 4 and 9)                                                        12,536,224
   Prepaid expenses                                                                      958,603
-------------------------------------------------------------------------------------------------

           TOTAL CURRENT ASSETS                                                       21,737,619
-------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, less accumulated depreciation (Note 5)                         2,170,582
-------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patents and trademarks, net of accumulated amortization of
    $1,187,157 (Note 3)                                                               10,258,068
   Goodwill, net of accumulated amortization of $696,613 (Note 3)                      6,290,314
   Other assets (Note 7)                                                                 157,261
-------------------------------------------------------------------------------------------------

                                                                                     $40,613,844
=================================================================================================

                                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                              SERENGETI EYEWEAR, INC.
                                                                       AND SUBSIDIARY

                                                           CONSOLIDATED BALANCE SHEET
=====================================================================================

DECEMBER 31,                                                                    1998
-------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                       $    288,414
   Accounts payable                                                       10,952,090
   Note payable - bank (Note 6)                                            7,322,704
   Accrued expenses                                                          519,492
   Accrued dividends (Note 8)                                              1,476,000
   Current portion of long-term debt (Note 7)                              5,263,448
-------------------------------------------------------------------------------------

           TOTAL CURRENT LIABILITIES                                      25,822,148
-------------------------------------------------------------------------------------

LONG-TERM DEBT, less current portion (Note 7)                                 91,415

COMMITMENTS AND CONTINGENCIES (Note 9)                                          --

STOCKHOLDERS' EQUITY (Note 8):
   Convertible preferred stock, $.001 par value, 1,000,000 shares
    authorized, 23,908 shares issued and outstanding                      22,333,000
   Common stock, $.001 par value, 10,000,000 shares authorized,
    2,384,000 shares issued and outstanding                                    2,384
   Additional paid-in capital                                             10,586,094
   Accumulated deficit                                                   (18,221,197)
-------------------------------------------------------------------------------------

           TOTAL STOCKHOLDERS' EQUITY                                     14,700,281
-------------------------------------------------------------------------------------

                                                                        $ 40,613,844
=====================================================================================

                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                               SERENGETI EYEWEAR, INC.
                                                                        AND SUBSIDIARY

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
======================================================================================

YEARS ENDED DECEMBER 31,                                     1998                1997
--------------------------------------------------------------------------------------
NET SALES                                            $ 43,323,222        $ 32,458,362
COST OF GOODS SOLD                                     29,927,850          20,155,683
--------------------------------------------------------------------------------------

           Gross profit                                13,395,372          12,302,679
--------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Depreciation                                           490,776             364,753
   Amortization                                           977,699             906,071
   Selling expenses                                     5,664,785           6,245,338
   General and administrative expenses                  9,766,906           8,759,208
--------------------------------------------------------------------------------------

           Total operating expenses                    16,900,166          16,275,370
--------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                   (3,504,794)         (3,972,691)
--------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest                                            (1,889,446)         (1,334,733)
   Other income, net                                      135,409              64,644
--------------------------------------------------------------------------------------

                                                       (1,754,037)         (1,270,089)
--------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES (BENEFIT)                     (5,258,831)         (5,242,780)
PROVISION FOR INCOME TAXES (BENEFIT) (Note 11)             30,202            (329,988)
--------------------------------------------------------------------------------------

NET LOSS                                               (5,289,033)         (4,912,792)

PREFERRED STOCK DIVIDENDS (Note 8)                     (1,476,000)         (5,040,000)
--------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                  $ (6,765,033)       $ (9,952,792)
=====================================================================================

BASIC LOSS PER SHARE                                 $      (2.84)       $      (4.17)
=====================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              2,384,000           2,384,000
=====================================================================================

                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                                                                             SERENGETI EYEWEAR, INC.
                                                                                                                      AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
====================================================================================================================================
                                                    CONVERTIBLE                                          ADDITIONAL
                                                  PREFERRED STOCK                 COMMON STOCK            PAID-IN       ACCUMULATED
                                                 SHARES      AMOUNT           SHARES        AMOUNT        CAPITAL         DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                        7,500   $  6,975,000       2,384,000   $      2,384   $  6,836,094   $ (1,503,372)

Preferred stock issued for cash pursuant
   to a  Regulation S offering                   15,000     15,000,000            --             --             --             --
Costs associated with Regulation S
   offering                                        --       (1,050,000)           --             --             --             --
Issuance of preferred stock as payment of
   preferred stock dividends                        118        118,000            --             --             --             --
Preferred stock dividend accrual                   --             --              --             --             --       (1,290,000)
Beneficial conversion feature of
   preferred stock (Note 8)                        --             --              --             --        3,750,000     (3,750,000)
Net loss                                           --             --              --             --             --       (4,912,792)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                       22,618     21,043,000       2,384,000          2,384     10,586,094    (11,456,164)

Issuance of preferred stock as payment of
   preferred stock dividend                       1,290      1,290,000            --             --             --             --
Preferred stock dividend accrual                   --             --              --             --             --       (1,476,000)
Net loss                                           --             --              --             --             --       (5,289,033)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                       23,908   $ 22,333,000       2,384,000   $      2,384   $ 10,586,094   $(18,221,197)
====================================================================================================================================

                                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                                               SERENGETI EYEWEAR, INC.
                                                                                        AND SUBSIDIARY

                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
======================================================================================================

YEARS ENDED DECEMBER 31,                                                         1998            1997
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (5,289,033)   $ (4,912,792)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                          1,468,475       1,270,824
     Deferred loan fees charged to interest                                   291,097         105,000
     Loss on sale of assets                                                    35,754            --
     Cash provided by (used for):
       Accounts receivable                                                  3,462,093      (5,178,249)
       Other receivables                                                       78,730          20,462
       Income tax refund receivable                                            30,202        (388,257)
       Inventories                                                          4,391,446      (4,088,433)
       Trading securities                                                        --         4,976,625
       Prepaid expenses and other assets                                      539,370        (469,057)
       Accounts payable                                                    (1,580,963)      8,417,744
       Customer deposits                                                     (900,122)        900,122
       Accrued expenses                                                       129,529        (290,213)
       Accrued income taxes                                                      --          (232,930)
------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                   2,656,578         130,846
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Corning division assets                                        --       (26,264,530)
   Purchase of patents                                                        (53,113)        (23,053)
   Proceeds from disposal of property and equipment                              --            64,841
   Proceeds received from Corning settlement                                  405,500            --
   Purchase of property and equipment                                        (344,061)     (1,207,583)
------------------------------------------------------------------------------------------------------

Net cash provided by (used for) investing activities                            8,326     (27,430,325)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                             288,414            --
   Net proceeds from note payable                                             822,704       5,000,000
   Proceeds from long-term debt                                                  --        10,000,000
   Principal payments on long-term debt                                    (3,607,820)     (1,345,858)
   Principal payments on note payable to related party                        (44,575)       (209,202)
   Net proceeds from preferred stock sales                                       --        13,950,000
   Deferred loan costs                                                       (164,041)       (600,000)
------------------------------------------------------------------------------------------------------

Net cash provided by (used for) financing activities                       (2,705,318)     26,794,940
------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                     (40,414)       (504,539)

CASH AND CASH EQUIVALENTS, beginning of year                                  128,188         632,727
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                   $     87,774    $    128,188
======================================================================================================

                                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                                               SERENGETI EYEWEAR, INC.
                                                                                        AND SUBSIDIARY

                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
======================================================================================================

YEARS ENDED DECEMBER 31,                                                         1998            1997
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                              $1,835,411      $1,053,618
     Income taxes                                                                --           233,166
======================================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of property and equipment with debt                         $     --        $  164,252
   Issuance of preferred stock as payment of preferred stock dividends      1,290,000         118,000
======================================================================================================

                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.        SIGNIFICANT            NATURE OF BUSINESS
          ACCOUNTING
          POLICIES               Serengeti Eyewear, Inc. and subsidiary (the
                                 "Company") is a distributor of premium and nonpremium sunglasses. The Company maintains its office and warehouse operations in Sarasota, Florida. Suppliers for the Company are primarily located in the United States, Asia and Europe. The Company's customers operate retail stores located principally throughout North America, Europe and the Pacific Rim.

                                 CONSOLIDATION

                                 The accompanying consolidated financial
                                 statements include the accounts of the Company and its wholly-owned subsidiary, Solartechnics
                                 (HK) Ltd. Intercompany transactions and
                                 balances were eliminated upon consolidation.

                                 CASH AND CASH EQUIVALENTS

                                 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                 INVENTORIES

                                 Inventories are valued at the lower of cost or market on a first in-first out basis.

                                 PROPERTY AND EQUIPMENT

                                 Property and equipment are stated at cost.
                                 Depreciation is calculated using the
                                 straight-line method over the expected useful lives of the assets.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 INTANGIBLE ASSETS

                                 Patents and trademarks are amortized using the straight-line method over periods of 10 to 13 years for patents and 20 years for trademarks, which are based upon their estimated useful lives.

                                 Goodwill resulting from the acquisition of the Serengeti business is amortized using the straight line method over a period of 20 years.

                                 IMPAIRMENT OF LONG-LIVED ASSETS

                                 The Company evaluates impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations and intangible assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                                 REVENUE RECOGNITION

                                 The Company recognizes revenue upon the
                                 shipment of goods to its customers.

                                 ADVERTISING COSTS

                                 Advertising costs are charged to operations when incurred. Advertising costs charged to operations were $3,522,603 and $3,471,828 during 1998 and 1997, respectively.

                                 WARRANTY COSTS

                                 The Company offers a one-year warranty on its premium sunglasses. Warranty costs are charged to operations as incurred. The Company accrued $150,000 for future estimated warranty

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 costs at December 31, 1998. Warranty costs were approximately $378,000 and $357,000 during 1998 and 1997, respectively.

                                 USE OF ESTIMATES

                                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 FAIR VALUE OF FINANCIAL INSTRUMENTS

                                 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt approximates its carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                 LOSS PER SHARE

                                 Basic loss per share amounts have been computed based upon the weighted average number of shares outstanding of 2,384,000 in 1998 and 1997. Potential common shares and the computation of diluted earnings per share are not considered as their effect would be anti-dilutive. Potential common shares consist of 925,000 options, 2,245,000 warrants and 55,000,000 shares underlying the

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 convertible preferred stock.

                                 SEGMENT INFORMATION

                                 The Company does not identify separate
                                 operating segments for management reporting purposes. The consolidated results of operations are the basis on which management evaluates operations and makes business decisions.

                                 RECENT PRONOUNCEMENTS

                                 In June 1998, the Financial Accounting
                                 Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"), (ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized in income in the period of change.

                                 SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently plans to adopt SFAS 133 on July 1, 1999. On that date, hedging relationships will

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 be designated anew and documented. The Company periodically enters into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges have been fully effective in offsetting the changes in fair value of the underlying risk. The Company expects to continue its hedging activities in the future. However, it has not yet evaluated the financial statement impact of adopting SFAS 133.

                                 RECLASSIFICATIONS

                                 Certain amounts in the 1997 financial
                                 statements have been reclassified to conform to the 1998 presentation.

2.        GOING CONCERN          The Company's financial statements are
          CONSIDERATIONS         presented on a going concern basis, which
                                 contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced net losses before preferred dividends of $5,289,033 and $4,912,792 for the years ended December 31, 1998 and 1997, respectively. These losses resulted in a working capital deficit of $4,084,529 and an accumulated deficit of $18,221,197 at December 31, 1998. In addition, the Company was in violation of certain of its loan financial covenants at December 31, 1998
                                 (see Notes 6 and 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                 The Company believes that the following actions and plans will allow it to continue operations for a reasonable period of time.

                                 -          The Company is negotiating with a
                                            new lender to replace its current
                                            senior debt and to provide
                                            additional working capital.

                                 -          The Company has introduced
                                            procedures to strengthen management
                                            and increase sales efficiency.

                                 -          The Company has developed and
                                            introduced new product

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                            styles for its 1999 catalog which
                                            management believes will become
                                            widely accepted by its customers.

                                 -          The Company has added to its
                                            non-premium line customer base
                                            during 1999.

3.        BUSINESS               On February 13, 1997, the Company changed its
          ACQUISITION            name to Serengeti Eyewear, Inc. in conjunction
                                 with the acquisition of certain assets
                                 ("Serengeti Acquisition") of the Serengeti
                                 Eyewear division of Corning Incorporated
                                 ("Corning") used in the design, manufacture and distribution of Serengeti premium brand sunglasses. The Company used the purchase method of accounting to record this transaction and has included these operations in its statement of operations since the acquisition date. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The Company acquired the Serengeti assets for cash aggregating $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock (see Note 8) and the borrowings under the credit facility described below. In addition, the Company incurred other costs related to the acquisition aggregating
                                 $855,561, which have been included in goodwill.
                                 In 1998, the Company received $405,500 under a settlement agreement with Corning which was recorded as a reduction of goodwill (see Note
                                 9).

                                 In order to partially finance the acquisition, the Company entered into a bank revolving line of credit and term loan agreements. Under these agreements, the Company had the ability to borrow up to $17.5 million in the form of (a) a three-year revolving credit facility in the amount of $7.5 million and (b) a five-year amortizing term loan facility in the amount of $10 million. The Company borrowed the entire $10 million under the term loan to finance a portion of the acquisition and to repay the $1.5 million of outstanding indebtedness under an existing line of credit. As more fully described in Notes 6 and 7, the Company restructured the

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 terms of these debt agreements during 1998.

                                 The purchase price of the Serengeti division, including the additional costs and settlement described above, was allocated as follows:


                                 -----------------------------------------------
                                 Inventory                           $ 8,830,856
                                 Furniture and equipment                 832,278
                                 Trademarks                            9,500,000
                                 Patents                               1,800,000
                                 Goodwill                              6,986,927
                                 -----------------------------------------------

                                                                     $27,950,061
                                 ===============================================


                                 The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results which may occur in the future.

                                                                                   1997
                                 ------------------------------------------------------
                                                                         (IN THOUSANDS)
                                 Net sales                                    $  35,097
                                 Net loss applicable to common stock          $  (9,971)
                                 Per share                                    $   (4.18)
                                 ======================================================


                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


4.        INVENTORIES            Inventories consist of the following:


                                                                                                     1998
                                 ------------------------------------------------------------------------
                                 Raw materials                                                $ 4,490,117
                                 Work-in-process                                                2,768,884
                                 Finished goods                                                 5,277,223
                                 ------------------------------------------------------------------------

                                                                                              $12,536,224
                                 ========================================================================


5.        PROPERTY, PLANT        Property, plant and equipment consist of the
          AND EQUIPMENT          following:


                                                                                 USEFUL
                                 DECEMBER 31,                                      LIFE              1998
                                 ------------------------------------------------------------------------
                                 Furniture and equipment                     3-10 years       $ 2,386,535
                                 Leasehold improvements                       3-7 years           519,192
                                 Transportation equipment                       5 years           178,084
                                 ------------------------------------------------------------------------

                                                                                                3,083,811
                                 Less accumulated depreciation                                    913,229
                                 ------------------------------------------------------------------------

                                                                                              $ 2,170,582
                                 ========================================================================


                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


6.        NOTE PAYABLE - BANK    During February 1997, the Company secured a
                                 $7,500,000 line of credit with a bank with interest payable at the LIBOR rate or a base rate, plus applicable margins. In July 1998, the Company renegotiated this borrowing facility. The terms of the new agreement allow the Company to borrow up to $7,500,000 with interest payable at the LIBOR rate plus 325 basis points (8.8% at December 31, 1998) or the bank's prime lending rate plus 1 3/4% (9 1/2%
                                 AT December 31, 1998), at the borrower's option.

                                 Under the renegotiated borrowing facility, the Company is able to borrow up to 75% of eligible accounts receivable and 50% of eligible inventory with certain limitations. The credit facility is collateralized by substantially all the Company's assets. The credit line is guaranteed by the Company's wholly-owned subsidiary. At December 31, 1998, the Company's balance outstanding on this credit line was $7,322,704. The current line of credit agreement is scheduled to mature on December 31, 1999.

                                 Certain information related to this note is as follows:


                                                                                        1998
                                 -----------------------------------------------------------
                                 Maximum amount outstanding during year           $7,500,000
                                 Average month-end balance                        $6,924,017
                                 Weighted average interest rate                        8.82%
                                 Unused balance at December 31                    $  177,296
                                 -----------------------------------------------------------


                                 As more fully described in Note 7, the Company was in violation of certain of the financial loan covenants under the renegotiated revolving loan agreement.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


7. LONG-TERM DEBT                Long-term debt consists of the following:


                                                                                                                    1998
                                 ---------------------------------------------------------------------------------------
                                 $5,575,000 note payable to bank; due in monthly
                                  principal payments of $300,000, plus interest
                                  at the LIBOR rate plus 500 basis points (10.6%
                                  at December 31, 1998) or the bank's prime
                                  lending rate plus 3 1/2% (11 1/4% at December
                                  31, 1998), at the borrower's option; all unpaid
                                  principal and accrued interest due December 31,
                                  1999; collateralized by substantially all the
                                  Company's assets and a $2,000,000 key man life
                                  insurance policy on the Company's CEO;
                                  guaranteed by the Company's wholly-owned
                                  subsidiary.                                                                 $4,075,000

                                 $2,000,000 note payable to bank; principal
                                  payments of $583,333 due March 31, 1999 with
                                  the remaining unpaid principal and accrued
                                  interest due June 30, 1999; interest at the
                                  LIBOR rate plus 325 basis points (8.8% at
                                  December 31, 1998) or the bank's prime lending
                                  rate plus 1 3/4% (9 1/2% at December 31, 1998),
                                  at the borrower's option; collateralized by
                                  substantially all the Company's assets and a
                                  $2,000,000 key man life insurance policy on the
                                  Company's CEO; guaranteed by the Company's
                                  wholly-owned subsidiary.                                                     1,125,000

                                 Various equipment notes payable in aggregate
                                  monthly installments totaling approximately
                                  $6,300 principal and interest at rates ranging
                                  from 5% to 13%; maturing at various dates
                                  between December 1999 to August 2002;
                                  collateralized by equipment.                                                   154,863
                                 ---------------------------------------------------------------------------------------

                                                                                                               5,354,863
                                 Less current portion                                                          5,263,448
                                 ---------------------------------------------------------------------------------------

                                                                                                              $   91,415
                                 ---------------------------------------------------------------------------------------

                                 Long-term debt maturities are as follows:

                                 ---------------------------------------------------------------------------------------

                                 1999                                                                         $5,263,448
                                 2000                                                                             48,453
                                 2001                                                                             27,600
                                 2002                                                                             15,362
                                 ---------------------------------------------------------------------------------------

                                                                                                              $5,354,863
                                 =======================================================================================


                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 The notes payable to bank were renegotiated in July 1998 when the principal balance under the original term loan was $7,575,000. The original term loan was restructured into two separate notes, and the maturity date was changed from December 2001 to December 31, 1999 for the $5,575,000 note and June 30, 1999 for the $2,000,000 note.

                                 INTEREST RATE SWAP

                                 In February 1997, the Company entered into an interest rate swap agreement for the line of credit and long-term debt. The fair value of the interest rate swap was approximately $77,000 at December 31, 1998 and is included in other assets.

                                 In connection with this agreement, the
                                 counterparty will pay the Company interest at a variable rate based on LIBOR. In the event the counterparty to the agreements default in all the provisions, the accounting loss suffered by the Company would be limited to the interest rate differential between the fixed rate and the LIBOR rate if the LIBOR rate is in excess of the fixed rate. In the event the agreements are terminated, the Company may be required to pay a termination fee to the counterparty based on the difference between the LIBOR rate and the fixed rate.

                                 LOAN COVENANTS

                                 The Company is subject to various loan
                                 covenants with respect to its line of credit and long-term debt borrowings with the bank.

                                 The Company was in violation of the minimum tangible net worth requirement and "going-concern" covenant. The Company did not obtain a waiver from the bank for these violations.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


8.        STOCKHOLDERS'          STOCK OPTIONS
          EQUITY
                                 The Company sponsors the Serengeti Eyewear 1995
                                 Stock Option Plan (the "Plan"). Under the Plan, the Company's Board of Directors has reserved
                                 1,500,000 shares which may be granted at the Board of Directors' discretion. No options may be granted after January, 2005 and the maximum term of the options granted under the Plan is ten years.

                                 The Company applies APB 25, "Accounting for
                                 Stock Issued to Employees," and related
                                 interpretations in accounting for options issued. Under APB Opinion 25, compensation expense is recorded for the difference between the grant price and the fair market value only if options are granted or extended at exercise prices less than fair market value.

                                 Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1997. No options were granted in 1998.

                                 -          No dividend yield for both years,

                                 -          Volatility of 50% and 60%,

                                 -          Risk-free interest rates of 6.1% and
                                            6.6% and

                                 -          Expected lives of three years for
                                            both years.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 Under the accounting provisions of FAS 123, the Company's net loss and loss per share for 1997 would be as follows:


                                 ------------------------------------------------------------------
                                 Net loss                                              $(6,403,977)
                                 Net loss per share                                    $     (2.69)
                                 ==================================================================


                                 Changes in options outstanding under the Plan are summarized as follows:


                                                                                                         WEIGHTED-
                                                                                      WEIGHTED-            AVERAGE
                                                                                        AVERAGE         FAIR VALUE
                                                                                       EXERCISE         OF OPTIONS
                                                                         SHARES           PRICE            GRANTED
                                 ---------------------------------------------------------------------------------
                                 BALANCE, December 31, 1996             925,000           $8.08              $  --
                                    Granted above market                220,065            3.24               1.25
                                    Granted at market                   914,935            2.94               1.33
                                    Forfeited                          (925,000)           8.08                 --
                                 ---------------------------------------------------------------------------------

                                 BALANCE, December 31, 1997           1,135,000            3.00                 --
                                    Forfeited                          (210,000)           2.94                  --
                                 ---------------------------------------------------------------------------------

                                 BALANCE, December 31, 1998             925,000           $3.02                 --
                                 =================================================================================


                                 As of December 31, 1998, a total of 807,487 of the outstanding Plan options were exercisable with a weighted-average exercise price of $2.99 per share and a weighted-average remaining contractual life of 3.6 years.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 STOCK WARRANTS

                                 The following details the common stock warrants outstanding as of December 31, 1998:


                                                                              UNDERLYING        EXERCISE
                                 WARRANT SERIES                                   SHARES           PRICE         EXPIRATION
                                 --------------------------------------------------------------------------------------------
                                 IPO warrants                                  1,174,000          $ 6.50            8/16/99
                                 Underwriter warrants                             96,000            6.50            8/16/99
                                 Class A preferred stock                         150,000            5.56           12/31/02
                                 Class B preferred stock                         300,000            7.50           12/31/02
                                 Class C preferred stock                         300,000           10.00           12/31/02
                                 Class D (commission on Class A
                                    preferred stock)                             200,000            5.50            9/30/01
                                 Class F                                          25,000            3.50            8/31/03
                                                                              ----------

                                                                               2,245,000
                                                                              ==========


                                 SHARES RESERVED

                                 At December 31, 1998, the Company has reserved common stock for the following purposes:


                                                                            1998
                                 -----------------------------------------------
                                 Convertible preferred stock          11,000,000
                                 Stock options                         1,500,000
                                 Stock warrants                        2,245,000
                                 -----------------------------------------------

                                                                      14,745,000
                                 ===============================================


                                 PREFERRED STOCK

                                 On October 4, 1996, the Company issued 7,500
                                 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft ("RBB"), a banking

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition described in Note 2, RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. During 1997, 118 shares of preferred stock valued at $118,000, which represent dividends accrued in 1996 were issued. During 1998, dividends aggregating 1,290 shares of preferred stock, valued at $1,290,000, which represent dividends accrued in 1997, were issued. At December 31, 1998, dividends aggregating $1,476,000 were due and payable to RBB.

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

                                 Each of the Series C Preferred Shares may be converted into shares of common stock at any time after July 1, 1997. Each Series C

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 share is convertible into such number of common shares as is determined by dividing its stated value of $1,000 by a conversion rate equal to the lower of (a) $8.25 or (b) 80% of the average market price for the common stock for the ten trading days ending three days prior to the giving by the holder of a notice of conversion.

                                 During 1998, the Company recorded dividends of $1,476,000 ($61.74 per share). During 1997, the
                                 Company recorded preferred dividends of
                                 $5,040,000 ($222.83 per share) including
                                 $3,750,000 of dividends recorded as an issuance of the beneficial conversion features of the preferred stock.

                                 At any time after September 30, 2000, the Company will have the right to force conversion of the preferred shares into common stock.

9.        COMMITMENTS            EMPLOYMENT CONTRACTS
          AND
          CONTINGENCIES          On December 31, 1998, the Company is a party to
                                 employment agreements with four officers and two sales personnel. These agreements call for aggregate salaries of approximately $760,000 in 1999, $294,000 in 2000 and $70,000 in 2001.
                                 Also included in the contracts are certain bonus compensation and options to purchase up to 375,000 shares of common stock at $2.94 per share through June 2001 based on sales and profit targets set by the Company. The sales and profit targets were not met in 1998 or 1997.

                                 OPERATING LEASES

                                 The Company leases its warehouse and office facilities pursuant to a lease expiring March 2000. This lease provides for various escalations based on cost of living, real estate taxes, and other provisions. In addition, the Company leases sales offices on a month-to-month basis and certain transportation equipment pursuant to leases classified as operating leases. Total monthly lease

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 payments for the warehouse and office facility aggregate approximately $6,700 per month.

                                 Rent expense was $198,457 and $278,823 for 1998 and 1997, respectively.

                                 Future minimum rentals for operating leases with remaining terms in excess of one year are as follows as of December 31, 1998:


                                 -------------------------------------------------
                                 1999                                     $112,500
                                 2000                                       21,300
                                 -------------------------------------------------

                                                                          $133,800
                                 -------------------------------------------------


                                 CONCENTRATION OF CREDIT RISK

                                 During the years ended December 31, 1998 and 1997, the Company made net sales to customers for amounts exceeding 10% of total net sales as follows:


                                                                1998                    1997
                                 -----------------------------------------------------------------
                                 WalMart                $8,200,000      19%    $9,200,000      28%
                                 Sunglass Hut            4,200,000      10%     3,600,000      11%
                                 =================================================================


                                 Approximately $4,082,000 of the gross accounts receivable are due from the above two customers at December 31, 1998 and are unsecured.

                                 The Company relies on a single source for the supply of lens blanks for its Serengeti line of products. The loss of the source for lens blanks or a disruption of the supply from this source could cause, at a minimum, temporary shortages in needed materials and could have a material adverse effect on the Company's business operations.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 During 1998, the Company had four suppliers which accounted for approximately 10%, 15%, 19% and 20% of total purchases, respectively. During 1997, the Company had one supplier which accounted for approximately 17% of total purchases.

                                 LEGAL PROCEEDINGS

                                 During March, 1997, Argent Securities, Inc.
                                 ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. This action has since been transferred to the United States District Court for the Southern District of New York. The civil complaint alleges, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. In March 1999, a preliminary settlement was made in which the Company is obligated to make a cash payment in the amount of approximately $30,000 to Argent.

                                 During January 1998, RBB Bank ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed an action in the United States District Court, Southern District of New York. In the action, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock. There are also common law claims for fraud and negligent misrepresentation. RBB seeks compensatory damages in the sum of $22.5 million, equal to the purchase price of the preferred stock, and punitive damages in the sum of $25

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                 million. The Company has reviewed the claims and intends to vigorously defend itself against this action. Although the risk of loss for this action is deemed reasonably possible, the amount of loss is not estimable, and therefore, no accrual for such is reflected in these financial statements.

                                 During February 1998, Corning Incorporated
                                 ("Corning"), the entity from whom the Company purchased the Serengeti business, filed an action in the Supreme Court, State of New York, County of Steuben. In the action, Corning alleged that it was owed by the Company for certain "transition services" rendered during the Serengeti Acquisition. Any funds owed for these transition services were to be disbursed from a $1.5 million escrow account established during the acquisition process. In May 1998, the Company and Corning entered into a settlement agreement releasing all claims. In connection therewith, Corning received $1,094,500 from the escrow account. The Company received the remaining $405,500, which was recorded as a reduction to the acquisition goodwill.

                                 In addition to the above matters and in the normal course of conducting its business, the Company is involved in various other legal matters. The Company is not a party to any legal matter which management believes could result in a judgment that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

10.       RELATED PARTY          Certain of the Company's legal services are
          TRANSACTIONS           rendered by a law firm in which a member of the
                                 Company's Board of Directors is a partner. All of these services have been accounted for as an arm's-length transaction. Legal expenses for these services of approximately $370,000 and $565,000 were incurred during 1998 and 1997, respectively.

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11.       INCOME TAXES           The Company accounts for income taxes on the
                                 liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.
                                 Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                                 The components of deferred tax assets and liabilities consisted of the following:


                                                                                              1998
                                 ------------------------------------------------------------------
                                 Deferred tax assets:
                                    Warranty reserve                                   $    57,000
                                    Allowance for doubtful accounts                        256,000
                                    Net operating loss carryforward                      3,547,000
                                    Inventory                                               37,000
                                    Valuation allowance                                 (3,654,000)
                                 ------------------------------------------------------------------

                                 Deferred tax assets                                       243,000

                                 Deferred tax liabilities:
                                    Depreciation and amortization                         (243,000)
                                 ------------------------------------------------------------------

                                 Net deferred tax assets                               $        --
                                 ==================================================================


                                 The Company's valuation allowance increased by $3,038,000 during 1998. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

                                 The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences:

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                                                                                1998      1997
                                 ---------------------------------------------------------------
                                 Tax at federal statutory rate                    34 %     (34)%
                                 Operating loss with no tax benefit              (33)       28
                                 ---------------------------------------------------------------

                                                                                   1 %      (6)%
                                 ===============================================================


                                 Due to the net operating loss, the Company was able to file a claim for federal income tax refunds from 1995 and 1996 aggregating $358,055, which was received in January 1999. The unused amount of operating loss carryforwards will expire as follows:


                                 ---------------------------------------------------------------
                                 2012                                                 $4,153,000
                                 2018                                                  5,273,000
                                 ---------------------------------------------------------------

                                                                                      $9,426,000
                                 ===============================================================


                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


12.       FOREIGN OPERATIONS     During 1998 and 1997, the Company operated in
                                 two geographic areas: the United States and Hong Kong. Following is a summary of information by area:


                                                                                        1998             1997
                                 -----------------------------------------------------------------------------
                                 NET SALES TO UNAFFILIATED CUSTOMERS:
                                    United States                               $ 41,010,380     $ 31,341,200
                                    Hong Kong                                      2,312,842        1,117,162
                                 -----------------------------------------------------------------------------

                                                                                $ 43,323,222     $ 32,458,362
                                 =============================================================================

                                 INCOME (LOSS) FROM OPERATIONS:
                                    United States                               $ (3,558,690)    $ (3,466,468)
                                    Hong Kong                                         53,896         (506,223)
                                 -----------------------------------------------------------------------------

                                                                                  (3,504,794)      (3,972,691)

                                 OTHER INCOME                                        135,409           64,644
                                 INTEREST                                         (1,889,446)      (1,334,733)
                                 -----------------------------------------------------------------------------

                                 LOSS BEFORE INCOME TAXES                       $ (5,258,831)    $ (5,242,780)
                                 =============================================================================

                                 IDENTIFIABLE ASSETS:
                                    United States                               $ 39,732,702     $ 50,462,001
                                    Hong Kong                                        881,142        1,396,696
                                 -----------------------------------------------------------------------------

                                                                                $ 40,613,844     $ 50,795,710
                                 =============================================================================


                                 Loss before income taxes represents net sales, less operating expenses for each geographic area and other income and expenses of a general corporate nature. Identifiable assets are those that are identifiable with operations in each geographic area. All of the sales made by the foreign subsidiary in 1998 and 1997 were made to a significant customer described in Note 9.

                                 Export sales for the years ended December 31, 1998 and 1997 aggregated approximately $6,580,000 and $9,500,000, respectively, and were distributed to the following geographic regions:

                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



                                                                                   1998          1997
                                 --------------------------------------------------------------------
                                 Canada                                      $1,630,000    $2,000,000
                                 Europe                                       2,850,000     5,000,000
                                 Pacific Rim and Latin America                2,100,000     2,500,000
                                 --------------------------------------------------------------------

                                                                             $6,580,000    $9,500,000
                                 ====================================================================


13.       SIGNIFICANT            ACCOUNTS RECEIVABLE
          FOURTH QUARTER
          ADJUSTMENTS            During the fourth quarter of 1998 and 1997, the
                                 Company issued credits and markdowns to several customers which resulted in a charge to operations aggregating approximately $1,100,000 and $2,100,000, respectively. These credits and markdowns were issued by the Company at the request of certain significant customers to allow them to increase the rate of sale of the Company's products and to allow these customers to adjust their mix of the Company's products at the retail level.

                                 INVENTORY

                                 During the fourth quarter of 1998, the Company made adjustments to its inventory balance, resulting in a charge to operations of approximately $4.2 million. These adjustments are the result of difficulties encountered by the Company in implementing the inventory system installed in late 1997 and integrating this system with their financial reporting and accounting system. Of the $4.2 million, approximately $2.0 million relates to the following fiscal quarters:


                                 ----------------------------------------------
                                 First quarter 1998                  $1,200,000
                                 Second quarter 1998                    800,000
                                 ----------------------------------------------

                                 Total                               $2,000,000
                                 ==============================================


                                                         SERENGETI EYEWEAR, INC.
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


14.       RESTATEMENT OF         The Company has restated its financial
          FINANCIAL              statements for the year ended December 31, 1997
          INFORMATION            related to errors encountered by the Company in
                                 implementing their new inventory system and integrating this system with their financial reporting and accounting system as discussed in
                                 Note 13. The 1997 financial statements have been restated to properly reflect the write-down of inventory in the amount of $1,510,911 as of December 31, 1997. The impact of this restatement on the Company's 1997 financial results as originally reported is summarized below:


                                                                              1997
                                                                  -----------------------------
                                                                  AS REPORTED      AS RESTATED
                                 --------------------------------------------------------------
                                 Gross profit                     $13,813,590      $ 12,302,679
                                 Net loss                          (3,401,881)      (4,912,792)
                                 Basic loss per share                   (3.54)           (4.17)
                                 ==============================================================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The names and ages of the directors and executive officers of the Company are set forth below.


NAME                        AGE          POSITIONS
Stephen Nevitt              51           President, Treasurer and Director

Milton Nevitt               77           Vice President, Secretary and Director

Michael J. Guccione         51           Vice President and Director

Michael Burke               49           Vice President-Marketing and Director

Edward Borix                49           Vice President of Operations, Worldwide
                                              and Director

Lucia Almquist              45           Vice President-Corporate Development

Douglas Hinton              46           Vice President - Premium Sales

William McMahon             46           Chief Financial Officer and Director

David B. Newman             44           Director

William Keener              53           Director

Dr. Jeffrey Sack            37           Director

John Kopinski               46           Director


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

           Michael J. Guccione became a Vice President and director of the Company in December 1994. Since joining the Company in 1992, Mr. Guccione's primary responsibilities have been marketing and product development of the Company's H2Optix and other product lines. Mr. Guccione became employed by Wal-Mart in 1976 and started and headed its fine jewelry division. Mr. Guccione was also in charge of the development of the sunglass business at Wal-Mart and traveled extensively throughout the Far East and Pacific Rim for the purpose of developing resources for the purchase of sunglasses. After leaving Wal-Mart in 1990, Mr. Guccione independently ran a management consulting firm until joining the Company.

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

           Lucia Almquist became Vice President-Corporate Development of the Company in January 1997. Ms. Almquist was a director of the Company from May 1997 to May 1998. From 1991 through 1997, Ms. Almquist served as Vice President
- Licensing and Merchandising for the Bon Jour Group, Ltd., a designer and manufacturer of various fashion products.

           Douglas Hinton became Vice-President-Premium Sales of the Company in 1998. From 1997 until joining the Company, Mr. Hinton was National Sales Manager for Bucci, Inc. From 1996 to 1997, Mr. Hinton was Senior Vice President/Sales and marketing for Optic Video USA. From 1990 to 1996, Mr. Hinton was Senior Vice President/Optical & Golf Divisions for Bolle USA.

           William McMahon became the Chief Financial Officer of the Company and a director in June 1998. From 1992 until joining the Company, Mr. McMahon was Director of Financial Reporting and Corporate Development for Uniroyal Technology Corporation, a plastic manufacturing company. From 1984 until 1992, Mr. McMahon was a vice president of Buccino and Associates, Inc. a national turnaround consulting firm.

           David B. Newman, a director of the Company since December 1994, has for over the last ten years been a partner of Cooperman Levitt Winikoff Lester & Newman, P.C., which has acted as outside counsel to the Company since 1987.

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

           Jeffrey B. Sack, M.D. became a director of the Company in 1998. He is board certified in internal medicine and cardiovascular disease and currently practices in Sarasota, Florida. Dr. Sack has a degree in economics and over twenty years of business experience in the management of small growth companies.

           John Kopinski became a director of the Company in 1998. He has been serving as President of Rikart South, Inc. in Bradenton, Florida for the past ten years. Rikart South, Inc. is a leader in the manufacturing of polyethylene bags.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with the Company. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Messrs. Hinton, McMahon, Sack and Kopinski were not timely in the filing of their respective Initial Statements of Beneficial Ownership of Securities and Mr. Burke was not timely in his filing of one monthly report of one transaction.

ITEM 10.   EXECUTIVE COMPENSATION.

           The following table summarizes the aggregate compensation for services rendered in all capacities to the Company paid in 1996, 1997 and 1998 to the Chief Executive Officer and the Company's four most highly paid executive officers whose compensation exceeded $100,000 (collectively, the "Named Executives"):

SUMMARY COMPENSATION TABLE


                                                                 LONG TERM
                                                                COMPENSATION
                                                                   AWARDS
                                                                   ------
                                                                 SECURITIES
                                           ANNUAL COMPENSATION   UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR      SALARY ($)(1)       OPTIONS
---------------------------         ----      -------------       -------

Stephen Nevitt .........             1998       289,103              --
  President (CEO) ......             1997       178,763              --
                                     1996       166,730           750,000

Michael Burke ..........             1998       168,632              --
 Vice President ........             1997       158,515              --

Lucia Almquist .........             1998       158,271              --
 Vice President ........             1997       144,193              --

Ed Borix ...............             1998       139,342              --
 Vice President ........             1997       139,342              --

William McMahon
 Chief Financial Officer             1998       130,000              --


----------
(1) Messrs. Burke, Almquist and Borix received their respective salaries for the year ended December 31, 1998 at their respective 1997 salary rates. The difference between their respective 1998 salaries as shown above and 1997 salaries includes perquisites paid to each officer pursuant to their respective employment agreements.

OPTION GRANTS IN 1998

           No options were granted to any of the Company's directors or executive officers during the year ended December 31, 1998.

OPTION EXERCISES IN 1998 AND YEAR END OPTION VALUES

           No options were exercised by any of the Company's directors or executive officers during the year ended December 31, 1998. Set forth below is certain information with respect to exercisable and non-exercisable options to acquire shares of the Company's common stock held by the Company's directors and executive officers:


                               NUMBER OF SECURITIES UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT
                                        OPTIONS AT FISCAL YEAR END                              FISCAL YEAR END **
                               -------------------------------------------        --------------------------------------------
NAME                              EXERCISABLE            UNEXERCISABLE*               EXERCISABLE              UNEXERCISABLE
----                              -----------            --------------               -----------              -------------
Stephen Nevitt..............        647,961                 102,039                        --                       --

Michael Burke...............         15,000                    --                          --                       --

Lucia Almquist..............           --                      --                          --                       --

Ed Borix....................           --                      --                          --                       --

William McMahon.............           --                      --                          --                       --


----------
* Pursuant to their respective employment agreements, Messrs. Burke, Almquist, Borix and McMahon are each entitled to stock options upon certain performance criteria being met for the year ending December 31, 1999. See "Employment Agreements" below.

** The last sales price of the common stock was approximately $0.25 per share on December 31, 1998.

EMPLOYMENT AGREEMENTS

           In January 1997, the Company entered into a three year employment agreement with Michael Burke, whereby Mr. Burke became employed as Vice President-Marketing of the Company, which provides for a current annual base salary of $190,000. Mr. Burke has agreed to receive his 1997 annual salary of $158,515 for the year ended December 31, 1998, notwithstanding his current annual base salary pursuant to his employment agreement. The Company will not accrue any portion of Mr. Burke's unpaid salary. This agreement also provides that if the Company's net sales and pretax profits for the year ending December 31, 1999 exceed $80.0 million and $6.9 million, respectively, then Mr. Burke will receive $15,000 and 20,000 stock options. Alternatively, if such net sales and pretax profits exceed $84.0 million and $7.25 million, respectively, Mr. Burke will receive $35,000 and 45,000 stock options.

           In January 1997, the Company entered into a three year employment agreement with Lucia Almquist, whereby Ms. Almquist became employed as Vice President-Corporate Development of the Company, which provides for a current annual base salary of $180,000. Ms. Almquist has agreed to receive her 1997 annual salary of $144,193 for the year ended December 31, 1998, notwithstanding her current annual base salary pursuant to her employment agreement. The Company will not accrue any portion of Ms Almquist's unpaid salary. This Agreement also provides that if the Company's net sales and pretax profits exceed $80.0 million and $6.9 million, respectively, then Ms. Almquist will receive $15,000 and 10,000 stock options. Alternatively, if such net sales and pretax profits exceed $84.0 million and $7.25 million, respectively, then Mr. Almquist will receive $30,000 and 25,000 stock options.

           In January, 1997, the Company entered into a three year employment agreement with Edward Borix, whereby Mr. Borix became employed as Vice President of Operations, Worldwide, which provides for a current annual base salary of $165,000. Mr. Borix has agreed to receive his 1997 annual salary of $139,342 for the year ended December 31,1998, notwithstanding his current annual base salary pursuant to his employment agreement. The Company will not accrue any portion of Mr. Borix's unpaid salary. This agreement also provides that if the Company's net sales and net profits for the year ended December 31, 1999 exceed

$80.0 million and $6.9 million, respectively, then Mr. Borix will receive $30,000 and 20,000 stock options. Alternatively, if such net sales and net profits exceed $84.0 million and $7.25 million, respectively, then Mr. Borix will receive $45,000 and 40,000 stock options.

           In June 1998, the Company entered into a three year employment agreement with William McMahon, whereby Mr. McMahon became employed as Chief Financial Officer of the Company, which provides for an annual base salary of $130,000 in 1998 with annual increases each January 1 by an amount equal to the increase, if any, in the Consumer Price Index. The agreement also provides that if the Company achieves revenue and EBITDA projections as determined in consultation with the optionee, Mr. McMahon will receive 35,000 stock options for the year ended December 31, 1999 and 45,000 stock options for the year ended December 31, 2000.

           In January 1999, the Company entered into a three year employment agreement with Douglas Hinton whereby Mr. Hinton became employed as Vice President - Premium Sales of the Company which provides for a current annual base salary of $130,000 and annual increases each January 1 by an amount equal to the increase, if any, in the Consumer Price Index.

           Each of the employment agreements contain a covenant by the employee not to compete with the Company until the expiration of a one year period after the expiration or termination of the agreement.

           William Keener, a non-employee director of the Company, receives a fee of $500 per month for his service as a director. No other non-employee director receives any compensation for his services as such.

           ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information as of March 31, 1999 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any shareholder known by the Company to beneficially own more than five percent of such outstanding shares, (ii) the Company's directors and Named Executive Officers, and (iii) the directors and executive officers of the Company as a group. Except as otherwise indicated, the address of each beneficial owner of five percent or more of such common stock is the same as the Company.


                                                          Amount                             Ownership
      Name and Address of Beneficial Owner        Beneficially Ownership(1)                Percentage(1)
      ------------------------------------        -------------------------                -------------
Nevitt Family Trust(2).......................                       506,103                     9.3%
Milton Nevitt................................                       278,781                     5.1%
Stephen Nevitt...............................                     1,401,922 (3)(4)             25.8%
Michael J. Guccione..........................                       200,830 (5)                 3.7%
David B. Newman..............................                       556,103 (3)(6)             10.2%
   c/o Cooperman  Levitt
   Winikoff Lester & Newman, P.C.
   800 Third Avenue
   New York, New York 10022
William Keener...............................                         1,000                        *
Michael Burke................................                        17,000 (7)                    *
Lloyd J. Fuller..............................                             0                      --
Lucia Almquist...............................                             0                      --
Edward Borix.................................                         3,000                        *
William McMahon..............................                             0                      --
John R. Clarke...............................                       200,000 (8)                 3.7%
   1725 Lazy River Lane
   Dunwoody, Georgia  30350
RBB Bank Aktiengesellschaft..................                       750,000 (9)                13.8% (8)
   Burging 16
   8010 Graz, Austria
Jerome B. Fox................................                       122,700 (10)                2.3%
   7821 Wilton Crescent Circle
   University Park, Florida 34201
Directors and executive officers as a
 group (10 persons)..........................                     1,952,533 (11)               35.9%


----------------
*    Less than 1%.

(1) Computation based on the term beneficial ownership as used in the regulations of the Securities and Exchange Commission which, for purposes of the computation of ownership by the named holder, deems outstanding shares of common stock issuable upon exercise of options and convertible securities exercisable or convertible on the date, and within sixty days following the date, of determination of beneficial ownership. As of April 1, 1999, 2,384,000 shares of common stock were actually issued and outstanding.

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

(7) Includes 15,000 shares issuable upon exercise of options granted pursuant to the Plan.

(8) Represents shares issuable upon exercise of the Series D Warrant which entitles the holder to purchase such number of shares at an exercise price of $5.50 per share at any time prior to September 30, 2001.

(9) RBB is the registered owner of 7,500 shares of Series A 6.5% Convertible Preferred Stock ("Series A Stock"), 7,500 shares of Series B 6% Convertible Preferred Stock ("Series B Stock") and 7,500 shares of Series C 6% Convertible Preferred Stock ("Series C Stock"; collectively with the Series A Stock and the Series B Stock, the "Preferred Shares") of the Company. Such Preferred Shares is presently convertible into shares of Common Stock of the Company at a price determined by dividing the stated value of the series ($7,500,000 for each) by a price equal to the lower of (i) $5.50 in the case of the Series A Stock, $6.75 in the case of the Series B Stock and $8.25 in the case of the Series C Stock, and (ii) 80% of the average market price (as defined) for the ten consecutive trading days ending three days prior to the notice of conversion. As of April 1, 1999, the average market price for the ten previous consecutive trading days was approximately $0.65 per share. The above computation of beneficial ownership excludes shares of Common Stock issuable upon conversion of the Preferred Shares. See "Legal Proceedings" and "Certain Relationships and Related Transactions - To Finance the Serengeti Acquisition."

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

           Concurrent with the issuance of the Series A Shares, the Company also issued to RBB a Series A Warrant of the Company (the "Series A Warrant") to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $5.5625 per share. The Series A Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002. In addition, the Company issued to RBB, concurrent with the issuance of the Series B Shares and the Series C Shares, a Series B Warrant of the Company (the "Series B Warrant") and a Series C Warrant of the Company (the "Series C Warrant"), each of which entitles RBB to purchase up to an aggregate of 300,000 shares of Common Stock at a per share exercise price of (i) $7.50 with respect to the Series B Warrant and (ii) $10.00 with respect to the Series C Warrant. Each of the Series B Warrant and the Series C Warrant is exercisable at any time commencing January 1, 1999 and on or prior to December 31, 2002.

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

           During 1997 and 1998, the Company repaid certain indebtedness owed to Joseph Feldman, the brother-in-law of Milton Nevitt, and to Milton Nevitt, respectively. Such indebtedness, incurred in 1991 and 1993, respectively, is described in greater detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, to which reference is hereby made.


ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

           (a) Exhibits.
               --------


           EXHIBIT
           NUMBER                           EXHIBIT DESCRIPTION
           -------                          -------------------
           3.1(i)                Restated Certificate of Incorporation of the
                                 Company(1)



           EXHIBIT
           NUMBER                           EXHIBIT DESCRIPTION
           -------                          -------------------
           3.1(ii)               Certificate of Amendment of the Certificate of
                                 Incorporation of the Company relating to the
                                 designation of the Preferred Shares(2)

           3.2(i)                Amended and Restated By-laws of the Company
                                 ("By-laws")(1)

           3.2(ii)               Amendment No. 1 to By-laws(1)

           10.1                  Agreement dated December 30, 1994 between the
                                 Company and Joseph Feldman(1)

           10.2                  Agreement dated January 17, 1994 between the
                                 Company and Michael J. Guccione, Inc.(1)

           10.3                  Agreement dated December 7, 1994 between the
                                 Company and Michael J. Guccione(1)

           10.4                  Revolving Line of Credit and Term Loan
                                 Agreement dated as of February 13, 1997 by and among the Company, SunTrust Bank, Central
                                 Florida, National Association, individually and as agent, and Creditanstalt-Bankverein(3)

           10.5H                 First Amendment to Revolving Line of Credit and
                                 Term Loan Agreement dated as of February 13,
                                 1997

           10.6                  Lease Agreement dated March 3, 1993 between DRI
                                 II Partnership and the Company(1)

           10.7                  1995 Stock Option Plan of the Company(1)

           10.8*                 Employment Agreement between the Company and
                                 Michael Burke(7)

           10.9*                 Employment Agreement between the Company and
                                 Lucia Almquist(7)

           10.10*H               Employment Agreement between the Company and
                                 William McMahon

           10.11*H               Employment Agreement between the Company and
                                 Douglas Hinton

           10.12                 Form of Consulting Agreement between the
                                 Company and Argent Securities, Inc.(1)

           10.13 Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and
                                 Corning(4)

           10.14                 Subscription Agreement, dated September 26,
                                 1996, between the Company and RBB(4)

           10.15                 Lens Blank Supply Agreement, dated as of
                                 February 13, 1997, between the Company and
                                 Corning (confidential treatment has been granted with respect to certain information contained in this Agreement)(2)

           10.16                 License Agreement, dated as of February 13,
                                 1997, between the Company and Corning(2)

           16.1                  Letter on change in certifying accountant(3)

           16.2                  Letter on change in certifying accountant(5)

           21                    Subsidiaries of the Company(6)

           27                    Financial Data Schedule


----------
*          Management contract or compensatory plan or arrangement

H          To be filed by amendment to this Annual Report.

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

(3) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated February 11, 1997.

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated December 10, 1997.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

           (b) The Company filed the following report on Form 8-K during the
fourth quarter of the year ended December 31, 1998:     None

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SERENGETI EYEWEAR, INC.


Date: May 24, 1999                           By  /s/ Stephen Nevitt
                                                --------------------------------
                                                Stephen Nevitt
                                                President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURES                     TITLE                                   DATE
/s/ Stephen Nevitt                   President, Treasurer and Director       May 24, 1999
------------------------------       (principal executive officer)
    Stephen Nevitt


/s/ Milton Nevitt                    Vice President, Secretary               May 24, 1999
------------------------------       and Director
    Milton Nevitt


/s/ Michael J. Guccione              Vice President and                      May 24, 1999
------------------------------       Director
    Michael J. Guccione


/s/ William L. Mcmahon               Chief Financial Officer                 May 24, 1999
------------------------------       (principal financial and
    William L. McMahon               accounting officer) and Director


/s/ Michael Burke                    Vice President and                      May 24, 1999
------------------------------       Director
    Michael Burke


/s/ Ed Borix                         Vice President and                      May 24, 1999
------------------------------       Director
    Ed Borix


/s/ David B. Newman                  Director                                May 24, 1999
------------------------------
    David B. Newman



      SIGNATURES                     TITLE                                   DATE
/s/ William Keener                   Director                                May 24, 1999
------------------------------
    William Keener


/s/ Jeffrey Sach                     Director                                May 24, 1999
------------------------------
    Dr. Jeffrey Sach


/s/ John Kopinski                    Director                                May 24, 1999
------------------------------
    John Kopinski
