Form 10-Q
period 1999-03-31
SERENGETI EYEWEAR INC
filed 1999-06-01
CIK 940183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________.

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

                                  (941)359-3599
                 (Issuer's telephone number including area code)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Number of shares outstanding as of April 30, 1999:
      2,384,000 shares of Common Stock, $.001 par value.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets

                                     ASSETS

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
                                                 (Unaudited)
Current Assets:
   Cash                                          $   152,314      $    87,774
   Accounts receivable - trade                     6,389,259        7,796,963
   Income tax refund receivable                           --          358,055
   Inventories (Note B)                           13,351,762       12,536,224
   Prepaid expenses                                  832,920          958,603
                                                 -----------      -----------
      Total current assets                        20,726,255       21,737,619

Fixed assets - net of accumulated depreciation     2,057,866        2,170,582

Other assets:
   Goodwill - net                                  6,202,978        6,290,314
   Patents and trademarks - net                   10,102,831       10,258,068
   Other assets                                      192,261          157,261
                                                 -----------      -----------

      Total assets                               $39,282,191      $40,613,844
                                                 ===========      ===========

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31, 1999   December 31, 1998
                                                  --------------   -----------------
                                                    (Unaudited)
Current Liabilities:
   Bank overdraft                                  $    137,163      $    288,414
   Note payable - bank (Note C)                       5,000,000         7,322,704
   Accounts payable                                  10,930,406        10,952,090
   Accrued dividends (Note D)                           391,000         1,476,000
   Accrued expenses                                     937,534           519,492
   Income taxes payable                                      --                --
   Current portion of long-term debt                  5,263,778         5,263,448
                                                   ------------      ------------
      Total current liabilities                      22,659,881        25,822,148
                                                   ------------      ------------

Long-term debt                                           75,771            91,415
                                                   ------------      ------------

Commitments and contingencies                                --                --

Stockholders' equity:
   Preferred stock, $.001 par value,
      1,000,000 shares authorized; 25,384
      and 23,908 shares issued and
      outstanding                                    23,809,000        22,333,000

   Common stock, $.001 par value,
   10,000,000 shares authorized; 2,384,000
   Issued and outstanding                                 2,384             2,384

   Additional paid in capital                        10,586,094        10,586,094
   Accumulated deficit                              (17,850,939)      (18,221,197)
                                                   ------------      ------------
      Total stockholders' equity                     16,546,539        14,700,281
                                                   ------------      ------------

      Total liabilities and stockholders' equity   $ 39,282,191      $ 40,613,844
                                                   ============      ============

          See accompanying notes to consolidated financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Operations

                                                 Three Months Ended
                                                 ------------------

                                          March 31, 1999    March 31, 1998
                                          --------------    --------------
                                            (Unaudited)       (Unaudited)

Net sales                                  $ 10,532,935      $  9,766,785

Cost of goods sold                            6,289,642         6,920,662
                                           ------------      ------------

   Gross Profit                               4,243,293         2,846,123
                                           ------------      ------------

Operating expenses:
   Depreciation and amortization                362,012           372,948
   Selling Expenses                             714,586         1,237,461
   General and administrative expenses        1,963,448         2,317,998
                                           ------------      ------------
      Total operating expenses                3,040,046         3,928,407
                                           ------------      ------------
   Income (loss) from operations              1,203,247        (1,082,284)
                                           ------------      ------------

Other income (expenses):
   Other expense                                 (5,658)               --
   Interest expense                            (436,331)         (393,045)
                                           ------------      ------------
                                               (441,989)         (393,045)
                                           ------------      ------------

   Net income (loss)                            761,258        (1,475,329)

Preferred stock dividends                      (391,000)         (369,000)
                                           ------------      ------------

   Net income (loss) applicable to
   Common stock                            $    370,258      $ (1,844,329)
                                           ============      ============

Net income (loss) per share (Note A)
   Basic                                   $       0.16      $      (0.77)
                                           ============      ============
   Diluted                                 $       0.02      $      (0.77)
                                           ============      ============

Weighted average shares:
   Basic                                      2,384,000         2,384,000
                                           ============      ============
   Diluted                                   41,005,530         2,384,000
                                           ============      ============

          See accompanying notes to consolidated financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows

                                                                   Three Months Ended
                                                                   ------------------

                                                            March 31, 1999   March 31, 1998
                                                            --------------   --------------
                                                              (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                          $   761,258      $(1,475,329)
   Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Depreciation and amortization                               362,012          372,948
      Cash provided by (used for):
         Accounts receivable                                    1,407,704        3,110,383
         Income tax refund receivable                             358,055               --
         Inventories                                             (815,538)      (1,087,307)
         Prepaid expenses                                          90,683         (423,292)
         Accounts payable                                         (21,684)       1,334,937
         Customer deposits                                             --         (900,122)
         Accrued expenses                                         418,042         (120,229)
                                                              -----------      -----------
   Net cash provided by operating activities                    2,560,532          811,989
                                                              -----------      -----------

Cash flows from investing activities:
   Purchase of fixed assets                                        (6,723)        (168,361)
                                                              -----------      -----------
      Net cash (used in) investing activities                      (6,723)        (168,361)
                                                              -----------      -----------

Cash flows from financing activities:
   Increase in bank overdraft                                    (151,251)              --
   Repayments of related party debt                               (15,314)         (11,755)
   Proceeds (repayments) from bank borrowings                  (2,322,704)         250,000
   Repayments of bank loan                                             --         (437,500)
   Principal payments on long-term debt                                --          (14,266)
                                                              -----------      -----------
      Net cash provided by (used in) financing activities      (2,489,269)        (213,521)
                                                              -----------      -----------

   Net increase in cash                                            64,540          430,107
Cash balance - beginning of period                                 87,774          128,188
                                                              -----------      -----------
   Cash balance - end of period                               $   152,314      $   558,295
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1998 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

Income (Loss) per share

Income (loss) per share amounts are computed based upon the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares for 1999 of 38,621,530 include shares underlying the convertible preferred stock. Potential common shares are not considered in the computation for 1998 as their effect would be anti-dilutive.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows for the three months ended March 31, 1999 and March 31, 1998:

                                        Three Months Ended March 31, 1999                Three Months Ended March 31, 1998
                                        ---------------------------------                ---------------------------------

                                      Income          Shares        Per Share         Income          Shares         Per Share
                                   (Numerator)    (Denominator)       Amount        (Numerator)    (Denominator)       Amount
                                   -----------    -------------       ------        -----------    -------------       ------
Basic EPS

Net Income applicable
   to Common Stock                 $   370,258     $ 2,384,000     $      0.16     $(1,844,329)     $ 2,384,000     $     (0.77)

Effect of Dilutive Securities:

Series A convertible
   preferred stock                     140,433      13,148,726                              --               --

Series B convertible
   preferred stock                     125,565      12,736,402                              --               --

Series C convertible
   preferred stock                     125,565      12,736,402                              --               --
                                   -----------     -----------                     -----------      -----------

   Net Income Applicable
      to Common Stock and
      assumed conversions
      (Diluted EPS)                $   761,821     $41,005,530     $      0.02     $(1,844,329)     $ 2,384,000     $     (0.77)
                                   -----------     -----------     -----------     -----------      -----------     -----------

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note B. Inventories

                                        March 31, 1999    December 31, 1998
                                        --------------    -----------------
                                          (Unaudited)

Inventory amount of the following:
                  Raw Materials           $ 1,864,446        $ 4,490,117
                  Work-in-process           3,553,424          2,768,884
                  Finished Goods            7,933,892          5,277,223
                                          -----------        -----------
                           Total          $13,351,762        $12,536,224
                                          -----------        -----------

Note C. Note payable - bank

During February 1997, the Company secured a $7,500,000 line of credit with a bank with interest payable at the LIBOR rate or a base rate, plus applicable margins. As of August 21, 1998, the Company renegotiated this borrowing facility. The terms of the new agreement allow the Company to borrow up to $7,500,000 with interest payable at the LIBOR rate plus 325 basis points (8.2% at March 31, 1999) or the bank's prime lending rate plus 1.75% (9.5% at March 31, 1999), at the borrower's option.

Under the current revolver facility, as amended, the Company is able to borrow up to 75% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory, subject to additional limitations on inventory-based loans. The unused portion of the facility was $2,500,000 at March 31, 1999. Interest on the revolver facility is payable at the LIBOR rate plus 325 basis points or the "Base Rate" plus 1.75%.

The Company is presently not in compliance with the minimum tangible net worth and other financial covenants set forth in its bank credit facility. The lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance they will not do so in the future. The Company is engaged in discussing with a prospective replacement lender. There can be no assurance that the Company will successfully negotiate a new credit loan facility.

Note D. Stockholders equity - Preferred stock

On October 4, 1996 the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock, to RBB Bank Aktiengesellschaft ("RBB"), a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition, whereby the Company purchased certain assets of the Serengeti Eyewear division of Corning, Inc., RBB purchased pursuant to said Regulation S offering 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. During 1997, 118 shares of preferred stock valued at $118,000, which represent dividends

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

accrued in 1996 were issued. During 1998, dividends aggregating 1,290 shares of preferred stock, valued at $1,290,000, which represent dividends accrued in 1997, were issued. During the three months ended March 31, 1999, dividends accrued in 1998 aggregating $1,476,000 were paid to RBB through the issuance of 1,476 shares of preferred stock.

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

Note E. Concentration of credit risk/major customers

During the three months ended March 31, 1999 and 1998, the Company made net sales to two significant customers of approximately $4,100,000 and $3,300,000 or 39% and 34% of its total sales.

Approximately $2,500,000 of the gross accounts receivable were due from three customers at March 31, 1999 and were unsecured. Approximately $2,600,000 of the gross accounts receivable were due from three customers at March 31, 1998 and were unsecured.

Note F: Litigation

During August 1997, Argon Inc. filed an action against the Company and Corning, Inc. in the Superior Court of California, County of Los Angeles, which alleged breach of contract in which the plaintiff seeks approximately $250,000 based upon a non-exclusive distributor agreement and a service agreement. The Company has denied the substantive allegations and has asserted a counterclaim for $118,000 based upon Argon's breach of the above mentioned agreements and non-payment of amounts due to the Company.

During January, 1998 RBB, the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

During March 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company which alleged, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, more fully described in Note D, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. In April 1999, the Company and Argent entered into a settlement agreement releasing all claims. In connection therewith, Argent received $35,000.

In addition to the above matters and in the normal course of conducting its business, the Company is involved in various other legal matters. The Company is not a party to any legal matter which management believes could result in a judgment that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

Note G. Foreign operations

The Company operates in two geographic areas: The United States and Hong Kong. Following is a summary of information by area for the three months ended:

                                                          March 31
                                                          --------
                                                    1999              1998
                                                    ----              ----
Net sales to unaffiliated customers:
     United States                              $  8,605,816      $  8,935,089
     Hong Kong                                     1,927,119           831,696
                                                ------------      ------------
                                                $ 10,532,935      $  9,766,785
                                                ------------      ------------
    Income from operations:
      United States                             $  1,047,121      $ (1,186,701)
      Hong Kong                                      156,126           104,417
                                                ------------      ------------
                                                   1,203,247        (1,082,284)

    Other income                                      (5,658)               --
    Interest                                        (436,331)         (393,045)
                                                ------------      ------------
    Income (loss) before income taxes           $    761,258      $  1,475,329)
                                                ------------      ------------

    Identifiable assets:
       United States                            $ 38,708,870      $ 51,549,723
       Hong Kong                                     573,321           582,634
                                                ------------      ------------
                                                $ 39,282,191      $ 52,132,357
                                                ------------      ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the Condensed Consolidated Financial statements and the Notes thereto appearing elsewhere in this report.

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

      On February 13, 1997, the company acquired for $27.5 million in cash (the "Acquisition") the assets of the Serengeti Eyewear division of Corning Incorporated ("Corning") used in the design, manufacture and distribution of Serengeti brand sunglasses. Drivers sunglasses, first introduced by Corning in 1985, constitute the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the market for premium sunglasses. The Serengeti brand identity is based upon superior lens technology, quality and performance.

      Prior to the Acquisition, the Company primarily designed and marketed selected non-premium lines of sunglasses such as Solar*X sunglasses, which were targeted for distribution through mass merchandisers as a sunglass with quality comparable to that of premium sunglasses at popular prices. Solar*X features a ground and polished lens which provides virtually complete protection from harmful ultraviolet sunrays and glare. The Company also markets to the mass merchandise market other sunglass brands, each of which the Company believes creates a niche among popular-priced sunglasses of various categories.

      In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line of sunglasses which is designed specifically for use in the water environment. H2Optix utilizes a combination of characteristics which the Company believes differentiates it from other competing sunglasses which target the water sports market. H2Optix sales approximated $1.2 million in each of 1996 and 1997 and $2 million in 1998. The Company has included H2Optix within the Serengeti premium line, thereby tapping into

Serengeti's well-established distribution networks.

Results of Operations

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

      Net sales increased 7.8%, from approximately $9.8 million for the three months ended March 31, 1998 to approximately $10.5 million for the same period in 1999. Sales to optical chains and specialty retailers increased $0.8 million. These increases were partially offset by lower distributor sales and lower international premium sales. Sales of non-premium product to Wal-Mart through the Company's Hong Kong subsidiary increased approximately $1.1 million.

      Gross profit as a percentage of sales increased to 40.3% for the three months ended March 31, 1999 compared to 29.1% for the same period for 1998, primarily due to price increases to customers and limited close-out sales.

      Selling expenses decreased from approximately $1.2 million during the three months ended March 31, 1998 to approximately $0.7 million for the same period in 1999. This decrease resulted primarily from a reduction in marketing-related expenditures such as retail cooperative advertising, endorsements, miscellaneous promotions and public relations.

      General and administrative expenses decreased from approximately $2.3 million for the three months ended March 31, 1998 to approximately $2.0 million for the same period in 1999, primarily due to 1) the staff level reductions implemented in the second quarter of 1998 and the related lower costs for travel, health insurance and payroll costs, and 2) reduced warehousing costs related to the increase in sales in the Company's Hong Kong subsidiary, which utilizes direct shipments to the customer and does not require additional handling costs by the Company.

      Interest expense increased from approximately $393,000 for the three months ended March 31, 1998 to approximately $436,000 for the same period in 1999, as a result of the interest expense related to the Company's term loan which was used to partially finance the Serengeti acquisition, and the interest incurred on the Company's revolving credit facility and higher interest rates from its renegotiated bank credit facility discussed herein.

Liquidity and Capital Resources

      The Company is presently not in compliance with the minimum tangible net worth and other financial covenants set forth in its bank credit facility. The Lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance they will not do so in the future. The Company is engaged in discussions with a prospective replacement lender. There can be no assurance that the Company will successfully negotiate a new credit loan facility.

      The Company's current credit facility, last amended August 21, 1998, includes two term loans with principal balances of $2,000,000 and $5,575,000, respectively, and a $7,500,000 revolver facility. The first term loan is to be paid in installments of $437,500 on each of September 30, 1998 and December 31, 1998 and $538,333 on March 31, 1999, with the balance payable on

June 30, 1999. The second term loan is payable in monthly installments of $300,000 with the balance due on December 31, 1999. The banks have permitted the Company to delay its 1999 payments of principal, pending negotiations with a potential new lender. Interest on the first term loan is payable at the LIBOR rates plus 325 basis points or the "Base Rate" plus 1.75%. Interest on the second term loan is payable at the LIBOR rate plus 500 basis points or the "Base Rate" plus 3.50%.

      Under the current facility, as amended, the Company was able to borrow up to 75% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory, subject to additional limitations on inventory-based loans. The unused portion of the facility was $2,500,000 at March 31, 1999. Interest on the revolver facility is payable at the LIBOR rate plus 325 basis points or the "Base Rate" plus 1.75%.

      Pursuant to the Credit Facility, the Company is required to enter into exchange agreements and/or other appropriate interest rate hedging transactions for the purpose of interest rate protection covering at least 75% of the borrowings under the Term Facilities through March 31, 2000.

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

      The Company's liquidity improved from a working capital deficit of approximately $4.1 million at December 31, 1998 to a working capital deficit of approximately $1.9 million at March 31, 1999, primarily as a result of payments on the credit facility.

      The Company incurred capital expenditures of $6,723 during the three months ended March 31, 1999.

      The Company anticipates, based on its currently proposed plans, including
(i) replacement of its current senior bank lenders with a new lender, of which there can be no assurance, (ii) the introduction of procedures designed to strengthen management and increase sales effectively; and (iii) the development and introduction of new products, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1999 fiscal year.

Year 2000 Issues

      The Year 2000 problem arises because many computer systems were designed to identify a year using two digits, instead of four digits, in order to conserve memory and other resources. For instance, "1997" would be held in the memory of a computer as "97".

      When the year changes from 1999 to 2000, a two digit system would read the year as changing from "99" to "00." For a variety of reason, many computer systems are not designed to make such a date change or are not designed to "understand" or react appropriately to such a date change. Therefore, as the date changes to the year 2000, many computer systems could completely stop working or could perform in an improper and unpredictable manner.

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

Recent Accounting Pronouncement

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

Going Concern Consideration

      The Company has experienced significant operating losses which have resulted in an accumulated deficit of $17,850,939 at March 31, 1999, and was not in compliance with certain financial covenants under its bank credit facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      The Company believes that the following actions and plans will allow it to continue operations for a reasonable period of time:

      o The Company is negotiating with a new lender to replace its current senior debt and to provide additional working capital.

      o The Company has introduced procedures to strengthen management and increase sales efficiency.

      o The Company has developed and introduced new product styles for its 1999 catalog which management believes will become widely accepted by its customers.

      o     The Company has added to its non-premium line customer base in 1999.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

      The Company is exposed to various market risks, including changes in interest rates. In February 1997, the Company entered into an interest rate swap agreement for the line of credit and long-term debt. The fair value of the interest rate swap was approximately $77,000 at March 31, 1999 and is included in other assets.

      In connection with this agreement, the counterparty will pay the Company interest at a variable rate base on LIBOR. In the event the counterparty to the agreements defaults in all its provisions, the accounting loss suffered by the Company will be limited to the interest rate differential between the fixed rate and the LIBOR rate if the LIBOR rate is in excess of the fixed rate. In the event the agreements are terminated, the Company may be required to pay a termination fee to the counterparty based on the difference between the LIBOR rate and the fixed rate.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      Reference is made to the Company's annual report on form 10-KSB for the year ended December 31, 1998 for a discussion of certain other litigation.

      In the normal course of conducting its business, the Company is involved in various legal matters. The Company is not a party to any other legal matter which management believes could result in a judgment that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

ITEM 2: CHANGES IN SECURITIES

ITEM 3: DEFAULT UPON SENIOR SECURITIES

      Reference is hereby made to Part I, Item 2, Management's Discussion and Analysis or Plan of Operation, for a discussion of any defaults upon the Company's senior securities.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5: OTHER INFORMATION

      None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SERENGETI EYEWEAR, INC.


Dated: June 1, 1999                 By: /s/ Stephen Nevitt
                                        ------------------------------------
                                        Stephen Nevitt
                                        President
                                        (Principal Executive Officer)


                                    By: /s/ William McMahon
                                        ------------------------------------
                                        William McMahon
                                        Chief Financial Officer