Form 10KSB/A
period 1998-12-31
SERENGETI EYEWEAR INC
filed 1999-07-13
CIK 940183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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
                                                           Yes  X     No
                                                               ----  ----
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

         The issuer's revenues for the year ended December 31, 1998 were $43,323,222

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer as of March 31, 1999 was approximately $591,356.

         Number of shares of Common Stock outstanding as of March 31, 1999:
         2,384,000

         Transitional Small Business Disclosure Format
                                                           Yes       No  X
                                                               ----     ----

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

         Lucia Almquist became Vice President-Corporate Development of the Company in January 1997. Ms. Almquist was a director of the Company from May 1997 to May 1998. From 1991 through 1997, Ms. Almquist served as Vice President-Licensing and Merchandising for the Bon Jour Group, Ltd., a designer and manufacturer of various fashion products.

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

         William Keener, a director of the Company since July 1996, has served as a Senior Vice President Credit Policy Division Manager at Regions Bank since September 1998. From May 1994 to September 1998, Mr. Keener served as an Executive Vice President and Chief Credit Officer of SouthTrust Bank of the Suncoast, a commercial bank. From March 1990 to May 1994, Mr. Keener served as a Senior Vice President and Group President for Commercial Lending and, thereafter, as First Vice-President for Commercial Real Estate for Sunbank, N.A., a commercial bank.

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


                                                   Amount BENEFICIALLY        Ownership
                                                         OWNED(1)
       NAME AND ADDRESS OF BENEFICIAL OWNER              --------            PERCENTAGE(1)
       ------------------------------------                                  -------------
Nevitt Family Trust(2) ............................        506,103              21.2%

Milton Nevitt .....................................        278,781              11.7%

Stephen Nevitt ....................................      1,408,422 (3)(4)       45.9%

Michael J. Guccione ...............................        200,830 (5)           8.2%

David B. Newman ...................................        560,103 (3)(6)       23.0%

   c/o Cooperman  Levitt

   Winikoff Lester & Newman, P.C

   800 Third Avenue

   New York, New York 10022

William Keener ....................................          1,000                 *

Michael Burke .....................................         17,000 (7)             *

Dr. Jeffrey B. Sack ...............................          3,500                 *

John Kopinski .....................................              0                 --

Douglas Hinton ....................................              0                 --

Lucia Almquist ....................................              0                 --

Edward Borix ......................................          3,000                 *

William McMahon ...................................              0                 --

John R. Clarke ....................................        200,000 (8)           7.7%

   1725 Lazy River Lane

   Dunwoody, Georgia  30350

RBB Bank Aktiengesellschaft .......................        750,000 (9)          23.9% (9)

   Burging 16

   8010 Graz, Austria

Jerome B. Fox .....................................        122,700 (10)          5.1%

   7821 Wilton Crescent Circle

   University Park, Florida 34201


Directors and executive officers as a

 group (12 persons) ...............................      1,966,533            61.5 %

------------------
*        Less than 1%.

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

         (4) Includes 681,974 shares issuable upon exercise of options granted pursuant to the Plan. Stephen Nevitt, pursuant to exercise of a power granted in the subscription agreement covering the issuance of the Company's Preferred Shares (as described in Footnote (9) below), has the power to direct the voting of shares of Common Stock issuable upon conversion thereof for the election of a majority of the directors of the Company through October 2000. The table does not include shares of Common Stock issuable upon conversion of such Preferred Shares.

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

         (9) Includes 750,000 shares issuable upon exercise of warrants granted to RBB. RBB is the registered owner of 7,500 shares of Series A 6.5% Convertible Preferred Stock ("Series A Stock"), 7,500 shares of Series B 6% Convertible Preferred Stock ("Series B Stock") and 7,500 shares of Series C 6% Convertible Preferred Stock ("Series C Stock"; collectively with the Series A Stock and the Series B Stock, the "Preferred Shares") of the Company. Such Preferred Shares is presently convertible into shares of Common Stock of the Company at a price determined by dividing the stated value of the series ($7,500,000 for each) by a price equal to the lower of (i) $5.50 in the case of the Series A Stock, $6.75 in the case of the Series B Stock and $8.25 in the case of the Series C Stock, and (ii) 80% of the average market price (as defined) for the ten consecutive trading days ending three days prior to the notice of conversion. As of April 1, 1999, the average market price for the ten previous consecutive trading days was approximately $0.65 per share. The above computation of beneficial ownership excludes shares of Common Stock issuable upon conversion of the Preferred Shares. See "Legal Proceedings" and "Certain Relationships and Related Transactions."

         (10) Such information was set forth in a Schedule 13D, dated October 24, 1997. Such Schedule 13D also stated that the spouse of Mr. Fox owns an additional 600 shares of Common Stock and that Mr. Fox disclaims beneficial ownership with respect to those shares.

         (11) Includes 815,000 shares issuable upon exercise of options granted to pursuant to the Plan and 506,103 shares of the Company's Common Stock held by the Trust, with Stephen Nevitt and David B. Newman as trustees.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SERENGETI EYEWEAR, INC.





Date: July 12, 1999                      By  /s/ William L. McMahon
                                             -------------------------------
                                             William L. McMahon
                                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer) and Director