Form 10-Q
period 1999-06-30
SERENGETI EYEWEAR INC
filed 1999-08-16
CIK 940183

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                         COMMISSION FILE NUMBER: 0-26022

                             SERENGETI EYEWEAR, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


        NEW YORK                                          65-0665659
(State of incorporation)                    (I.R.S. Employer Identification No.)


                              8125 25TH COURT EAST
                             SARASOTA, FLORIDA 34243
                    (Address of principal executive offices)


                                 (941) 359-3599
                           (Issuer's telephone number)


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


         Number of shares outstanding as of July 31, 1999:

         2,384,000 shares of Common Stock, $.001 par value.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets

                                     ASSETS

                                      JUNE 30, 1999         DECEMBER 31, 1998
                                      -------------         -----------------
                                       (Unaudited)

Current Assets:
   Cash                                $   127,158              $    87,774
   Accounts receivable - trade           7,612,681                7,796,963
   Income tax refund receivable               --                    358,055
   Inventories                          14,000,368               12,536,224
   Prepaid expenses                        710,225                  958,603
                                       -----------              -----------
      Total current assets              22,450,432               21,737,619

Fixed assets - net of accumulated
depreciation                             1,986,060                2,170,582

Other assets:
   Goodwill - net                        6,115,642                6,290,314
   Patents and trademarks - net          9,947,595               10,258,068
   Other assets                            238,761                  157,261
                                       -----------              -----------

      Total assets                     $40,738,490              $40,613,844
                                       ===========              ===========

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30, 1999    DECEMBER 31, 1998
                                                     -------------    -----------------
                                                      (Unaudited)
Current Liabilities:
   Bank overdraft                                     $    137,394       $    288,414
   Note payable - bank                                   6,123,162          7,322,704
   Accounts payable                                     10,307,009         10,952,090
   Accrued dividends                                       782,000          1,476,000
   Accrued expenses                                        895,582            519,492
   Current portion of long-term debt                     4,359,800          5,263,448
                                                      ------------       ------------

      Total current liabilities                         22,604,947         25,822,148
                                                      ------------       ------------

Long-term debt                                              64,540             91,415
                                                      ------------       ------------

Commitments and contingencies                                 --                 --

Stockholders' equity:
   Preferred stock, $.001 par value,
      1,000,000 shares authorized;
      25,384 and 23,908 shares
      issued and outstanding                            23,809,000         22,333,000

   Common stock, $.001 par value,
      10,000,000 shares authorized;
      2,384,000 shares issued and
      outstanding                                            2,384              2,384

   Additional paid in capital                           10,586,094         10,586,094
   Accumulated deficit                                 (16,328,475)       (18,221,197)
                                                      ------------       ------------
      Total stockholders' equity                        18,069,003         14,700,281
                                                      ------------       ------------

      Total liabilities and stockholders' equity      $ 40,738,490       $ 40,613,844
                                                      ============       ============


                 See accompanying notes to financial statements.

                                       Serengeti Eyewear, Inc.
                                Consolidated Statements of Operations
                                             (Unaudited)

                                            Three Months Ended                     Six Months Ended
                                     --------------------------------      --------------------------------
                                     June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                     -------------      -------------      -------------      -------------
Net sales                             $ 13,562,057       $ 13,834,052       $ 24,094,992       $ 23,600,837

Cost of goods sold                       7,282,238          8,396,085         13,571,880         15,316,747
                                      ------------       ------------       ------------       ------------

   Gross Profit                          6,279,819          5,437,967         10,523,112          8,284,090

Operating expenses:
   Depreciation and amortization           362,443            376,655            724,455            749,603
   Selling Expenses                        577,765          2,103,362          1,380,862          3,340,823
   General and administrative
     expenses                            3,060,712          3,051,061          4,941,307          5,369,059
                                      ------------       ------------       ------------       ------------
      Total operating expenses           4,000,920          5,531,078          7,046,624          9,459,485
                                      ------------       ------------       ------------       ------------
   Income (loss) from operations         2,278,899            (93,111)         3,476,488         (1,175,395)

   Interest expense                        365,438            474,943            801,769            867,988
                                      ------------       ------------       ------------       ------------

   Net income (loss)                     1,913,461           (568,054)         2,674,719         (2,043,383)

Preferred stock dividends                 (391,000)          (369,000)          (782,000)          (738,000)
                                      ------------       ------------       ------------       ------------

   Net income (loss) applicable
     to Common stock                  $  1,522,461       $   (937,054)      $  1,892,719       $ (2,781,383)
                                      ============       ============       ============       ============

Net income (loss) per share
   Basic                              $       0.64       $      (0.39)      $       0.79       $      (1.17)
                                      ============       ============       ============       ============
   Diluted                            $       0.05       $      (0.39)      $       0.07       $      (1.17)
                                      ============       ============       ============       ============

Weighted average shares:
   Basic                                 2,384,000          2,384,000          2,384,000          2,384,000
                                      ============       ============       ============       ============
   Diluted                              41,005,530          2,384,000         41,005,530          2,384,000
                                      ============       ============       ============       ============


                 See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                     -------------------------------
                                                     JUNE 30, 1999     JUNE 30, 1998
                                                     -------------     -------------
Cash flows from operating activities:
   Net Income (loss)                                  $ 2,674,719       $(2,043,383)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                       724,455         1,155,103
      Cash provided by (used for):
         Accounts receivable                              184,282           898,204
         Income tax refund receivable                     358,055              --
         Inventories                                   (1,464,144)        1,339,285
         Prepaid expenses and other assets                166,878          (235,354)
         Accounts payable                                (645,081)         (427,810)
         Customer deposits                                   --            (373,322)
         Accrued expenses                                 376,090         1,235,514
                                                      -----------       -----------
   Net cash provided by operating activities            2,375,254         1,548,237
                                                      -----------       -----------

Cash flows from investing activities:
   Acquisition of patents and trademarks                     --             (28,113)
   Purchase of fixed assets                               (53,675)         (231,668)
   Disposal of fixed assets                                (1,112)             --
                                                      -----------       -----------
      Net cash (used in) investing activities             (54,787)         (259,781)
                                                      -----------       -----------

Cash flows from financing activities:
   Increase in bank overdraft                            (151,020)             --
   Repayment of related party debt                           --             (40,483)
   Proceeds (repayments) from bank borrowings                --             250,000
   Repayment of bank loans                             (2,099,542)         (875,000)
   Principal payments on long-term debt                   (30,521)          (19,865)
                                                      -----------       -----------
      Net cash (used in) financing activities          (2,281,083)         (685,348)
                                                      -----------       -----------

   Net increase in cash                                    39,384           603,108
Cash balance - beginning of period                         87,774           128,188
                                                      ===========       ===========
   Cash balance - end of period                       $   127,158       $   731,296
                                                      ===========       ===========

                 See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)


                                                             SIX MONTHS ENDED
                                                     -------------------------------
                                                     JUNE 30, 1999     JUNE 30, 1998
                                                     -------------     -------------
Supplemental cash flow information -
   cash paid for interest                             $   481,121       $   770,947

Non-cash financing activities including the
   issuance of preferred stock for payment
   of dividends                                       $ 1,476,000       $ 1,290,000

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note A. Basis of presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission, those financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of Serengeti Eyewear, Inc. (the "Company") as of December 31, 1998 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         The reconciliation of the income and shares of the basic and diluted earnings per share computation are as follows for the three months and six months ended June 30, 1999 and June 30, 1998:

                                       Three Months Ended June 30, 1999                Three Months Ended June 30, 1998
                                    ---------------------------------------         --------------------------------------
                                                                  Per Share                                      Per Share
                                      Income         Shares        Amount            Income           Shares      Amount
                                    ----------    -----------     ---------         ---------       ----------   ---------
Net income applicable to
    Common stock (Basic)            $1,522,461      2,384,000         $0.64         $(937,054)       2,384,000      $(0.39)
                                    ----------    -----------     ---------         ---------       ----------   ---------
EFFECT OF DILUTIVE SECURITIES:

Series A convertible
   Preferred stock                     139,870     13,148,726                               -                -

Series B convertible
   Preferred stock                     125,565     12,736,402                               -                -

Series C convertible
   Preferred stock                     125,565     12,736,402                               -                -
                                    ----------    -----------                       ---------       ----------

Net income applicable
   to common stock and
   Assumed conversions
   (diluted)                       $1,913,461     41,005,530         $0.05          $(937,054)       2,384,000      $(0.39)
                                   ----------    -----------     ---------          ---------       ----------   ---------


                                        Six Months Ended June 30, 1999                 Six Months Ended June 30, 1998
                                    ---------------------------------------         --------------------------------------
                                                                  Per Share                                      Per Share
                                      Income         Shares        Amount            Income           Shares      Amount
                                    ----------    -----------     ---------         ---------       ----------   ---------

Net income applicable to
    Common stock (Basic)            $1,892,719      2,384,000         $0.79       $(2,781,383)       2,384,000      $(1.17)

EFFECT OF DILUTIVE SECURITIES:

Series A convertible
   Preferred stock                     279,740     13,148,726                               -                -

Series B convertible
   Preferred stock                     251,130     12,736,402                               -                -

Series C convertible
   Preferred stock                     251,130     12,736,402                               -                -
                                    ----------    -----------                       ---------       ----------

Net income applicable
   to common stock and
   Assumed conversions
   (diluted)                       $2,674,719     41,005,530         $0.07        $(2,781,383)      2,384,000       $(1.17)
                                   ----------    -----------     ---------        -----------      ----------    ---------

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Note B.  Inventories

                                                       June 30, 1999         December 31, 1998
                                                       -------------         -----------------
                                                        (Unaudited)
Inventory amounts consist of the following:
      Raw Materials                                     $  3,155,190             $ 4,490,117
      Work-in-process                                      4,842,055               2,768,884
      Finished Goods                                       6,003,123               5,277,223
                                                        ------------             -----------
            Total                                       $ 14,000,368             $12,536,224
                                                        ------------             -----------

Note C. Note payable - bank

         During February 1997, the Company secured a $7,500,000 line of credit with a bank with interest payable at the LIBOR rate or a base rate, plus applicable margins. In July, 1998, the Company renegotiated this borrowing facility. The terms of the new agreement allow the Company to borrow up to $7,500,000 with interest payable at the LIBOR rate plus 325 basis points (9.0% at June 30, 1999) or the bank's prime lending rate plus 1.75% (10.25% at June 30, 1999), at the Company's option.

         Under the current revolver facility, as amended, the Company is able to borrow up to 75% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory, subject to additional limitations on inventory-based loans. The unused portion of the facility was $1,305,537 at June 30, 1999. The revolver facility is collateralized by substantially all the Company's assets and is scheduled to mature on December 31, 1999.

         The Company is presently not in compliance with the minimum tangible net worth and other financial covenants set forth in its bank credit facility. The lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance they will not do so in the future. The Company is currently engaged in discussions with a prospective replacement lender. There can be no assurance that the Company will successfully negotiate a new credit loan facility.


Note D. Stockholders' equity - Preferred stock

         On October 4, 1996, the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock to RBB Bank Aktiengesellschaft ("RBB"), a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition, whereby the Company purchased certain assets of the Serengeti Eyewear division of Corning, Inc. ("Corning"), RBB purchased, pursuant to said Regulation S offering, 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. Dividends on the preferred stock are payable in cash or additional shares of preferred stock at the option of the Company. During 1998, dividends aggregating 1,290 shares of preferred stock, valued

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


at $1,290,000, which represent dividends accrued in 1997, were issued. During the six months ended June 30, 1999, dividends accrued in 1998 aggregating $1,476,000 were paid to RBB through the issuance of 1,476 shares of preferred stock. At June 30, 1999, dividends aggregating $782,000 were due and payable to RBB.

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


Note E.  Concentration of credit risk/major customers

         During the six months ended June 30, 1999 and 1998, the Company made net sales to three customers of approximately $11,100,000 and $9,200,000, or 46% and 39% of its total net sales, respectively.

         Approximately $3,600,000 of the gross accounts receivable were due from three customers at June 30, 1999 and were unsecured. Approximately $4,300,000 of the gross accounts receivable were due from three customers at June 30, 1998 and were unsecured.


Note F: Litigation

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

         In addition to the above matter and in the normal course of conducting its business, the Company is involved in various other legal matters. Other than with respect to the RBB litigation, the Company is not a party to any legal matter which management believes could result in a judgment that would have a material adverse effect on the Company's financial position, liquidity or results of operations.


Note G. Foreign operations

         The Company distributes its products from two geographic areas: The United States and Hong Kong. Following is a summary of information by area for the three and six months ended:

                                                 Three Months Ended                    Six Months Ended
                                                      June 30                               June 30
                                          -------------------------------       -------------------------------
                                              1999               1998               1999               1998
                                          ------------       ------------       ------------       ------------
Net sales to unaffiliated customers:
   United States                          $ 12,800,784       $ 13,748,934       $ 21,406,600       $ 22,684,023
   Hong Kong                                   761,273             85,118          2,688,392            916,814
                                          ------------       ------------       ------------       ------------
                                          $ 13,562,057       $ 13,834,052       $ 24,094,992       $ 23,600,837
                                          ------------       ------------       ------------       ------------

Income (loss) from operations:
   United States                          $  2,193,933       $   (134,001)      $  3,235,396       $ (1,320,702)
   Hong Kong                                    84,966             40,890            241,092            145,307
                                          ------------       ------------       ------------       ------------
                                          $  2,278,899       $    (93,111)      $  3,476,488       $ (1,175,395)

Interest expense                              (365,438)          (474,943)          (801,769)          (867,988)
                                          ------------       ------------       ------------       ------------
   Net income (loss)                      $  1,913,461       $   (568,054)      $  2,674,719       $ (2,043,383)
                                          ------------       ------------       ------------       ------------

Identifiable assets:
   United States                          $ 40,681,733       $ 49,391,775       $ 40,681,733       $ 49,391,775
   Hong Kong                                    56,757            612,121             56,757            612,121
                                          ------------       ------------       ------------       ------------
                                          $ 40,738,490       $ 50,003,896       $ 40,738,490       $ 50,003,896
                                          ------------       ------------       ------------       ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial statements and the Notes thereto appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

         The forward-looking statements contained herein involve risks and uncertainties, and are subject to change based on various important factors including, but not limited to, the Company's continuing ability to develop and introduce innovative products, changing consumer preferences, actions by competitors, manufacturing capacity constraints of its suppliers and the availability of raw materials, the effect of economic conditions, dependence on certain customers and other risks identified from time to time in the Company's Securities and Exchange Commission filings. Given these uncertainties, undue reliance should not be given to such statements. The Company also undertakes no obligation to update these forward-looking statements.


GENERAL

         The Company is engaged in the business of designing, manufacturing through outside sources, marketing and distributing a wide array of quality sunglasses.

         On February 13, 1997, the Company acquired for $27.5 million in cash (the "Acquisition") the assets of the Serengeti Eyewear division of Corning used in the design, manufacture and distribution of Serengeti brand sunglasses. Drivers sunglasses, first introduced by Corning in 1985, constitute the core of the Serengeti product line. Over the years, Serengeti sunglasses have developed a brand identity which provides appeal to consumers in the market for premium sunglasses. The Serengeti brand identity is based upon superior lens technology, quality and performance.

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

         In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line of sunglasses which is designed specifically for use in the water environment. H2Optix utilizes a combination of characteristics which the Company believes differentiates it from other competing sunglasses which target the water sports market. H2Optix sales approximated $1.2 million in each of 1996 and 1997 and $2 million in 1998. H2Optix sales decreased 3.0%, from approximately $1.15 million for the six months ended June 30, 1998 to approximately $1.12 million for the same period in 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998.

         Net sales decreased 2.0%, from approximately $13.8 million for the three months ended June 30, 1998 to approximately $13.6 million for the same period in 1999, as the Company did not repeat a Memorial Day promotion which had taken place in 1998. Sales to major customers increased approximately $1.1 million, or 20.7%. Sales of non-premium product to Wal-Mart through the Company's Hong Kong subsidiary increased approximately $800,000.

         Gross profit as a percentage of sales increased to 46.3% for the three months ended June 30, 1999 compared to 39.3% for the same period for 1998, primarily due to higher average unit selling prices and limited close-out sales.

         Selling expenses decreased from approximately $2.1 million during the three months ended June 30, 1998 to approximately $600,000 for the same period in 1999. This decrease resulted primarily from a reduction in marketing-related expenditures such as retail cooperative advertising, endorsements, miscellaneous promotions and public relations.

         General and administrative expenses remained virtually unchanged for the three months ended June 30, 1998 as compared to the same period in 1999.

         Interest expense decreased from approximately $475,000 for the three months ended June 30, 1998 to approximately $365,000 for the same period in 1999, primarily as a result of the reduction of the Company's long-term debt.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

         Net sales increased 2.1%, from approximately $23.6 million for the six months ended June 30, 1998 to approximately $24.1 million for the same period in 1999. Sales to major customers increased approximately $1.9 million, or 20.9%. Sales of non-premium product to Wal-Mart through the Company's Hong Kong subsidiary increased approximately $1.9 million.

         Gross profit as a percentage of sales increased to 43.7% for the six months ended June 30, 1999 compared to 35.1% for the same period for 1998, primarily due to higher average unit selling prices and limited close-out sales.

         Selling expenses decreased from approximately $3.3 million during the six months ended June 30, 1998 to approximately $1.4 million for the same period in 1999. This decrease resulted primarily from a reduction in marketing-related expenditures such as retail cooperative advertising, endorsements, miscellaneous promotions and public relations.

         General and administrative expenses decreased from approximately $5.4 million for the six months ended June 30, 1998 to approximately $4.9 million for the same period in 1999, primarily due to the (1) staff level reductions implemented in the second quarter of 1998 and the related lower costs for travel, health insurance and payroll costs, and (2) reduced warehousing costs related to the increase in sales in the Company's Hong Kong subsidiary, which utilizes direct shipments to the customer and does not require additional handling costs by the Company.

         Interest expense decreased from approximately $868,000 for the six months ended June 30, 1998 to approximately $802,000 for the same period in 1999, primarily as a result of the reduction of the Company's long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

         The Company is presently not in compliance with the minimum tangible net worth and other financial covenants set forth in its bank credit facility. The lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance they will not do so in the future. The Company is currently engaged in discussions with a prospective replacement lender. There can be no assurance that the Company will successfully negotiate a new credit loan facility.

         The Company's current credit facility, last amended on July 19, 1999, includes two term loans with principal balances of $1,125,000 and $3,175,000, respectively, and a $7,500,000 revolver facility. The first term loan is to be paid in full on August 31, 1999. The second term loan is payable in installments of $150,000 due on the first and fifteenth of each month commencing July 1, 1999, a lump-sum payment of $900,000 due on August 31, 1999, and the balance due on December 31, 1999. Interest on the first term loan is payable at the LIBOR rates plus 325 basis points or the "Base Rate" plus 1.75%. Interest on the second term loan is payable at the LIBOR rate plus 500 basis points or the "Base Rate" plus 3.50%.

         Under the current facility, the Company is able to borrow up to 75% of eligible accounts receivable and up to 50% of the value of the Company's eligible inventory, subject to additional limitations on inventory-based loans. The unused portion of the facility was $1,305,537 at June 30, 1999.

         Pursuant to the credit facility, the Company is required to enter into exchange agreements and/or other appropriate interest rate hedging transactions for the purpose of interest rate protection covering at least 75% of the borrowings under the term facilities through March 31, 2000.

         The credit facility requires the Company to maintain certain financial ratios. Pursuant to the credit facility, the Company is required to apply 75% of its "excess cash flow" for the preceding completed fiscal year, the net proceeds from any sale of assets other than in the ordinary course, and the net proceeds of equity issuances and permitted debt issuances to prepay outstanding amounts under the term facility. The credit facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The credit facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

         The Company's liquidity improved from a working capital deficit of approximately $4.1 million at December 31, 1998 to a working capital deficit of approximately $200,000 at June 30, 1999, primarily as a result of payments on the credit facility.

         The Company incurred capital expenditures of $53,675 during the six months ended June 30, 1999.

         The Company anticipates, based on its currently proposed plans, including (i) replacement of its current senior bank lenders with a new lender, of which there can be no assurance; (ii) the introduction of procedures designed to strengthen management and increase sales efficiency; and (iii) the development and introduction of new products, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1999 fiscal year.

         Two million twenty five thousand dollars in principal payments are payable on August 31, 1999 under the terms of the Company's existing credit facility. The Company expects that it will have entered into its new credit facility by August 31, 1999. If the company has not entered into its new credit facility by such date, the Company will request its existing bank lender to consent to an extension of the due date for such principal payments. No assurance can be given that such consent, if requested, will be given.


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

         Pursuant to the Company's Year 2000 planning, the Company has requested information regarding the computer systems of its key suppliers, customers, creditors and financial service organizations. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of any of these institutions to be year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of each party to be Year 2000 compliant is not readily determinable. Those parties which have responded to the Company's requests have indicated that their Year 2000 compliance issues have been, or will be, resolved such that they do not anticipate an interruption of their normal business practices.

SEASONALITY

         The Company anticipates that the seasonality of its premium sunglass business generally will follow the selling activity of its largest customer, Sunglass Hut. Historically, the strongest quarter in terms of premium sales is the second quarter, followed by the first, fourth and third quarters.

         The seasonality of the Company's non-premium sunglass business generally follows the selling activity of its largest customer for such products, Wal-Mart. Historically, the Company's strongest quarter in terms of sales is the fourth quarter, followed by the first, second and third quarters.


RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) exposure to variable cash flows of a forecasted transaction, or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction. The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the: (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized as income in the period of change.

         SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has adopted SFAS 133 effective July 1, 1999. On that date, hedging relationships will be designated anew and documented. The Company periodically enters into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges have been fully effective in offsetting the changed in fair value of the underlying risk. The Company expects to continue its hedging activities in the future. However, it has not yet evaluated the financial statement impact of adopting SFAS 133.


GOING CONCERN CONSIDERATION

         The Company has experienced significant operating losses which have resulted in an accumulated deficit of $16,328,475 at June 30, 1999, and was not in compliance with certain financial covenants under its bank credit facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

MARKET RISKS

         The Company is exposed to various market risks, including changes in interest rates. In February 1997, the Company entered into an interest rate swap agreement for the line of credit and long-term debt. The fair value of the interest rate swap was approximately $77,000 at June 30, 1999 and is included in other assets.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         Reference is made to the Company's annual report on Form 10-KSB for the year ended December 31, 1998 for a discussion of certain litigation.

         In the normal course of conducting its business, the Company is involved in various legal matters. The Company is not a party to any other legal matter, other than discussed in its most recent Form 10-KSB, which management believes could result in a judgment that would have a material adverse affect on the Company's financial position, liquidity or results of operations.


ITEM 2:  CHANGES IN SECURITIES

         None


ITEM 3:  DEFAULT UPON SENIOR SECURITIES

         None


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



                             SERENGETI EYEWEAR, INC.



Dated:   August 13, 1999           By:  /s/ Stephen Nevitt
        -----------------               ------------------------------
                                        Stephen Nevitt
                                        President
                                        (Principal Executive Officer)



                                   By:  /s/ William McMahon
                                        ------------------------------
                                        William McMahon
                                        Chief Financial Officer