Form 10-Q
period 1999-09-30
SERENGETI EYEWEAR INC
filed 1999-11-15
CIK 940183

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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


         Number of shares outstanding as of October 31, 1999:

         2,384,000 shares of Common Stock, $.001 par value.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                            Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets


                                     ASSETS

                                                   SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                   ------------------  -----------------
                                                      (Unaudited)

Current Assets:
   Cash                                               $   142,379        $    87,774
   Accounts receivable - trade                          4,895,798          7,796,963
   Income tax refund receivable                                --            358,055
   Inventories                                         14,856,068         12,536,224
   Prepaid expenses                                       623,707            958,603
                                                      -----------        -----------
      Total current assets                             20,517,952         21,737,619

Fixed assets - net of accumulated depreciation          1,964,562          2,170,582

Other assets:
   Goodwill - net                                       6,028,306          6,290,314
   Patents and trademarks - net                         9,792,356         10,258,068
   Other assets                                           152,761            157,261
                                                      -----------        -----------
      Total Other Assets                               15,973,423         16,705,643
                                                      -----------        -----------
      Total assets                                    $38,455,937        $40,613,844
                                                      -----------        -----------
                                                      -----------        -----------

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                        ------------------   -----------------
                                                          (Unaudited)
Current Liabilities:
   Bank overdraft                                       $    460,925         $    288,414
   Note payable - bank                                     8,299,687            7,322,704
   Accounts payable                                        8,926,652           10,952,090
   Accrued dividends                                       1,173,000            1,476,000
   Accrued expenses                                          884,855              519,492
   Current portion of long-term debt                       1,392,293            5,263,448
                                                        ------------         ------------
      Total current liabilities                           21,137,412           25,822,148
                                                        ------------         ------------
Long-term debt                                               758,590               91,415
                                                        ------------         ------------
Commitments and contingencies                                     --                   --

Stockholders' equity:
   Preferred stock, $.001 par value,
      1,000,000 shares authorized;
      25,384 and 23,908 shares
      issued and outstanding                              23,809,000           22,333,000

   Common stock, $.001 par value,
      10,000,000 shares authorized;
      2,384,000 shares issued and
      Outstanding                                              2,384                2,384

   Additional paid in capital                             10,586,094           10,586,094
   Accumulated deficit                                   (17,837,543)         (18,221,197)
                                                        ------------         ------------
      Total stockholders' equity                          16,559,935           14,700,281
                                                        ------------         ------------
      Total liabilities and stockholders' equity        $ 38,455,937         $ 40,613,844
                                                        ------------         ------------
                                                        ------------         ------------


See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                           ---------------------------------       ------------------------------------
                                           SEPT. 30, 1999     SEPT. 30, 1998       SEPT. 30, 1999        SEPT. 30, 1998
                                           --------------     --------------       --------------        --------------
                                           (Unaudited)         (Unaudited)           (Unaudited)           (Unaudited)
Net sales                                 $  6,747,430         $ 10,531,339         $ 30,842,422         $ 34,132,176
Cost of goods sold                           3,601,319            6,685,436           17,173,199           22,002,183
                                          ------------         ------------         ------------         ------------

   Gross Profit                              3,146,111            3,845,903           13,669,223           12,129,993

Operating expenses:
   Depreciation and amortization               365,279              358,142            1,089,734            1,107,745

   Selling Expenses                          1,024,923              859,001            2,405,785            4,199,824

   General and administrative exp.           2,354,577            1,903,075            7,295,884            7,272,134
                                          ------------         ------------         ------------         ------------
      Total operating expenses               3,744,779            3,120,218           10,791,403           12,579,703
                                          ------------         ------------         ------------         ------------
   Income (loss) from operations              (598,668)             725,685            2,877,820             (449,710)
   Interest expense                            519,397              433,370            1,321,166            1,301,358
                                          ------------         ------------         ------------         ------------
   Net income (loss)                        (1,118,065)             292,315            1,556,654           (1,751,068)

Preferred stock  dividends                    (391,000)            (369,000)          (1,173,000)          (1,107,000)
                                          ------------         ------------         ------------         ------------
   Net income (loss) applicable to
      Common stock                        $ (1,509,065)        $    (76,685)        $    383,654         $ (2,858,068)
                                          ------------         ------------         ------------         ------------
Net income (loss) per share:

   Basic                                  $      (0.63)        $      (0.03)        $       0.16         $      (1.20)
                                          ------------         ------------         ------------         ------------
                                          ------------         ------------         ------------         ------------
   Diluted                                $      (0.63)        $      (0.03)        $       0.05         $      (1.20)
                                          ------------         ------------         ------------         ------------
                                          ------------         ------------         ------------         ------------
Weighted average shares:

   Basic                                     2,384,000            2,384,000            2,384,000            2,384,000
                                          ------------         ------------         ------------         ------------
                                          ------------         ------------         ------------         ------------
   Diluted                                   2,384,000            2,384,000           33,838,771            2,384,000
                                          ------------         ------------         ------------         ------------
                                          ------------         ------------         ------------         ------------

See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   NINE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                       (UNAUDITED)            (UNAUDITED)
                                                        -----------         -----------
Cash flows from operating activities:
    Net Income (loss)                                   $ 1,556,654         $(1,751,068)
   Adjustments to reconcile net income (loss) to
      Net cash provided by operating activities:
      Depreciation and amortization                       1,089,734           1,517,244
      (Gain)/loss on disposal of fixed asset                   (925)                 --
      Cash provided by (used for):
         Accounts receivable                              2,901,165           2,808,299
         Income tax refund receivable                       358,055                  --
         Inventories                                     (2,319,844)          2,918,058
         Prepaid expenses and other assets                  339,396             109,649
         Accounts payable                                (2,025,435)         (2,310,331)
         Customer deposits                                       --            (900,122)
         Accrued expenses                                   365,363              (7,681)
                                                        -----------         -----------
   Net cash provided by operating activities              2,264,163           2,384,048
                                                        -----------         -----------

Cash flows from investing activities:
   Acquisition of patents and trademarks                          -             (53,113)
   Purchase of fixed assets                                (113,378)           (346,368)
   Proceeds from disposal of fixed assets                       946                   -
                                                        -----------         -----------
      Net cash used in investing activities                (112,432)           (399,481)
                                                        -----------         -----------

Cash flows from financing activities:
   Increase in bank overdraft                              172,511                    -
   Repayment of related party debt                               -              (44,842)
   Net borrowings from line of credit                      251,983                    -
       -
   Proceeds from term loan                                 725,000              910,000
   Repayment of term loan                               (3,200,000)          (2,212,500)
   Principal payments on long-term debt                    (46,620)             (42,862)
                                                        -----------         -----------
      Net cash (used in) financing activities           (2,097,126)          (1,390,204)
                                                        -----------         -----------

   Net increase (decrease) in cash                          54,605              594,363
Cash - beginning of period                                  87,774              128,188
                                                        -----------         -----------
   Cash - end of period                                 $  142,379          $   722,551
                                                        -----------         -----------
                                                        -----------         -----------

See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)

                                                           NINE MONTHS ENDED
                                            ----------------------------------------------
                                            SEPTEMBER 30 , 1999        SEPTEMBER 30, 1998
                                            -------------------        ------------------

Supplemental cash flow
   information - cash paid
   for interest                                  $1,091,721                $1,180,373

Non-cash financing activities
   including the issuance of
   preferred stock for payment
   of dividends                                  $1,476,000                $1,290,000

Non-cash financing activity from
   trade-in of vehicle                           $   42,639                        --

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


INCOME (LOSS) PER SHARE

         Net income (loss) per share amounts are computed based upon the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares for the nine months ended September 30, 1999 of 31,454,771 include shares underlying the convertible preferred stock. Potential common shares are not considered in the computation for the three months ended September 30, 1999 and the three and nine months ended September 30, 1998, as their effect would be anti-dilutive.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         The reconciliation of the net income and shares for the basic and diluted earnings per share computation are as follows for the nine months ended September 30, 1999:

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               ---------------------------------------------------------
                                                   INCOME                 SHARES              PER SHARE
                                                 (NUMERATOR)           (DENOMINATOR)           AMOUNT
                                                  ----------           ------------          ---------

          Net income applicable to
              common stock (Basic)                $  383,654           $  2,384,000         $    0.16
          Effect of Dilutive Securities:
          Series A convertible
             preferred stock                         421,298             10,708,798
          Series B convertible
             preferred stock                         375,851             10,372,986
          Series C convertible
             preferred stock                         375,851             10,372,986
                                                  ----------           ------------
          Net income applicable
             to common stock and
             assumed conversions (diluted)        $1,556,654           $ 33,838,770         $    0.05
                                                  ----------           ------------          ---------

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note B.  Inventories

                                                         SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                         ------------------      -----------------
                                                            (Unaudited)
Inventory amounts consist of the following:
                  Raw Materials                            $  2,114,418                $ 4,490,117
                  Work-in-process                             4,001,363                  2,768,884
                  Finished Goods                              8,740,287                  5,277,223
                                                            ------------              -------------
                           Total                            $14,856,068                $12,536,224
                                                            ------------              -------------


Note C. Note payable - bank

         During September 1999, the Company secured with an asset-based lender a $12 million revolving credit facility with interest payable at prime plus 1.75%, replacing all but $2 million of the then existing credit facility. The prime-lending rate at September 30, 1999 was 8.25%.

         Under the current revolver facility, as amended, the Company is able to borrow up to 1) 85% of eligible domestic accounts receivable, 2) 75% of eligible foreign accounts receivable, and 3) 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was $1,096,039 at September 30, 1999. The revolver facility is collateralized by substantially all the Company's assets and is automatically renewable on its anniversary date in September 2001.


Note D. Stockholders' equity - Preferred stock

         On October 4, 1996, the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock to RBB Bank Aktiengesellschaft ("RBB"), a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of the acquisition, whereby the Company purchased certain assets of the Serengeti Eyewear division of Corning, Inc. ("Corning"), RBB purchased, pursuant to said Regulation S offering, 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000. Dividends on the preferred stock are payable in cash or additional shares of preferred stock at the option of the Company. During 1998, dividends aggregating 1,290 shares of preferred stock, valued

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


at $1,290,000, which represent dividends accrued in 1997, were issued. During the nine months ended September 30, 1999, dividends accrued in 1998 aggregating $1,476,000 were paid to RBB through the issuance of 1,476 shares of preferred stock. At September 30, 1999, dividends aggregating $1,173,000 were due and payable to RBB.

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


Note E.  Concentration of credit risk/major customers

         During the nine months ended September 30, 1999 and 1998, the Company made net sales to three customers of approximately $14,100,000 and $11,900,000, or 45.8% and 34.8% of its total net sales, respectively.

         Approximately $1,800,000, or 31.5%, of the gross accounts receivable were due from three customers at September 30, 1999 and were unsecured. Approximately $4,100,000, or 47.7%, of the gross accounts receivable were due from two customers at December 31, 1998 and were unsecured.


Note F: Litigation

         During January, 1998 RBB, the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti

                            Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note G. Foreign operations

         The Company distributes its products from two geographic areas: The United States and Hong Kong. Following is a summary of information by area for the three and nine months ended:

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  -----------------------------         ---------------------------------
                                                   SEPT. 30            SEPT. 30           SEPT. 30             SEPT. 30
                                                     1999                1998               1999                 1998
                                                  ----------        -----------         -----------           -----------
                                                 (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
Net sales to unaffiliated customers:
   United States                                 $ 6,532,683        $10,269,758         $27,939,283           $32,953,781
   Hong Kong                                     $   214,747        $   261,581           2,903,139             1,178,395
                                                  ----------        -----------         -----------           -----------
                                                 $ 6,747,430        $10,531,339         $30,842,422           $34,132,176
                                                  ----------        -----------         -----------           -----------
Income (loss) from
operations:
   United States                                 $  (593,381)       $   363,686         $ 2,642,015           $  (957,016)
   Hong Kong                                     $    (5,287)       $   361,999             235,805               507,306
                                                  ----------        -----------         -----------           -----------
                                                 $  (598,668)       $   725,685         $ 2,877,820           $  (449,710)

Interest expense                                 $  (519,397)       $  (433,370)         (1,321,166)           (1,301,358)
                                                  ----------        -----------         -----------           -----------
   Net income (loss)                             $(1,118,065)       $   292,315         $ 1,556,654           $(1,751,068)
                                                  ----------        -----------         -----------           -----------

Identifiable assets:
   United States                                 $38,446,129        $47,116,581         $38,446,129           $47,116,581
   Hong Kong                                           9,808            775,528               9,808               775,528
                                                  ----------        -----------         -----------           -----------
                                                 $38,455,937        $47,892,109         $38,455,937           $47,892,109
                                                  ----------        -----------         -----------           -----------
                                                  ----------        -----------         -----------           -----------

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

         In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H(2)Optix line of sunglasses which is designed specifically for use in the water environment. H(2)Optix utilizes a combination of characteristics which the

Company believes differentiates it from other competing sunglasses which target the water sports market. H(2)Optix sales approximated $1.2 million in each of 1996 and 1997 and $2 million in 1998. H(2)Optix sales remained virtually unchanged for the nine months ended September 30, 1998 as compared to the same period in 1999.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Net sales decreased 35.9%, from approximately $10.5 million for the three months ended September 30, 1998 to approximately $6.7 million for the same period in 1999. During the third quarter of 1998, the Company closed-out approximately $2.2 million of excess inventory. This close-out sale was not repeated in 1999. In addition, the Company's sales to Wal-Mart decreased approximately $800,000 in the third quarter of 1999 when compared to the third quarter of 1998. Wal-Mart established a corporate goal to reduce its inventory by the end of September 1999 and reduced its third quarter purchases from the Company accordingly. The Company maintained its sales volumes with its key accounts, including Sunglass Hut and its International business, for the third quarter of 1999 compared to 1998, but had declines in its sales through its distributors of approximately $100,000.

         Gross profit as a percentage of sales increased to 46.6% for the three months ended September 30, 1999 compared to 36.5% for the same period for 1998, primarily due to higher average unit selling prices in 1999 and the effect of its limited close-out sales in 1998, which typically had substantially lower profit margins.

         Selling expenses increased from approximately $859,000 during the three months ended September 30, 1998 to approximately $1.0 million for the same period in 1999. This increase resulted primarily from an increase in media print advertising expenditures during the period.

         General and administrative expenses increased from approximately $1.9 million for the three months ended September 30, 1998 to approximately $2.4 million for the same period in 1999, primarily due to increases in payroll and bad debt expense, and foreign exchange costs associated with purchases from Japanese suppliers, resulting from the devaluation of the U.S. Dollar against the Japanese Yen.

         Interest expense increased from approximately $433,000 for the three months ended June 30, 1998 to approximately $519,000 for the same period in 1999, primarily as a result of the write-off of deferred loan costs associated with the Company's former credit facility, which was replaced with a new credit facility in September 1999, as discussed later in this section under the heading "Liquidity and Capital Resources".

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Net sales decreased 9.6%, from approximately $34.1 million for the nine months ended September 30, 1998 to approximately $30.8 million for the same period in 1999, as the Company did not repeat certain close-out sales promotions which had taken place in 1998. Sales to major customers increased approximately $2.2 million, or 18.9%. Sales of non-premium product to Wal-Mart through the Company's Hong Kong subsidiary increased approximately $1.9 million.

         Gross profit as a percentage of sales increased to 44.3% for the nine months ended September 30, 1999 compared to 35.5% for the same period for 1998, primarily due to higher average unit selling prices and limited close-out sales for 1999 as compared to 1998, which typically have lower profit margins.

         Selling expenses decreased from approximately $4.2 million during the nine months ended September 30, 1998 to approximately $2.4 million for the same period in 1999. This decrease resulted primarily from a reduction in marketing-related expenditures such as retail cooperative advertising, endorsements, miscellaneous promotions and public relations.

         General and administrative expenses remained virtually unchanged for the nine months ended September 30, 1998 as compared to the same period in 1999.

         Interest expense remained virtually unchanged for the nine months ended September 30, 1998 as compared to the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company entered into a loan agreement for a new senior credit facility on September 17, 1999 which includes 1) a $12 million revolver facility with interest calculated at prime plus 1.75%, and 2) a term loan of $725,000 with interest calculated at prime plus 2.00%, payable in 12 equal monthly installments commencing November 1999.

         Under the new credit facility, the Company is able to borrow up to 85% of eligible domestic accounts receivable and 75% of eligible foreign accounts receivable, and up to 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was approximately $1.1 million at September 30, 1999.

         The new agreement requires the Company to maintain certain financial ratios. Pursuant to the credit facility, in the event the Company has "surplus cash" in any fiscal year, the Company is required to make mandatory prepayments against the term loan in the amount of 25% of the surplus cash. The agreement also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. At September 30, 1999, the company was in compliance with its loan agreement.

         The new loan agreement retired all but $2 million of the debt which existed with the Company's former senior lender. An amendment was signed with the former senior lender which requires the Company to retire said debt in 18 equal monthly installments commencing November 1999, with interest calculated at prime plus 4.00%.

         The Company's liquidity improved from a working capital deficit of approximately $4.1 million at December 31, 1998 to a working capital deficit of approximately $600,000 at September 30, 1999, primarily as a result of payments on the credit facility.

         The Company incurred capital expenditures of $113,378 during the nine months ended September 30, 1999.

         The Company anticipates, based on its currently proposed plans, including (i) the introduction of procedures designed to strengthen management and increase sales efficiency; and (ii) the development and introduction of new products, that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 1999 fiscal year.


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

         During November, 1997 the Company began converting its information system to be Year 2000 compliant. At December 31, 1997, the Company had completed the installation of the new software and completed the process of updating applications by mid-1998. The Company incurred charges aggregating approximately $50,000 in 1998 and has incurred charges aggregating approximately $65,000 through September 30, 1999. The Company does not anticipate incurring further material charges in this regard.

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


GOING CONCERN CONSIDERATION

         The Company has experienced significant operating losses which have resulted in an accumulated deficit of $17,837,543 at September 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. However, the Company has realized an operating profit of $2,877,820 for the nine months ended September 30, 1999.

         The Company believes that the following actions and plans will allow it to continue operations for a reasonable period of time:

         o The Company has introduced procedures to strengthen management and increase sales efficiency.

         o The Company has secured a new revolving credit facility which management anticipates will better enable the Company to satisfy financial commitments with its suppliers, thus helping to ensure timely inventory procurement consistent with the Company's needs.

         o The Company has developed and will continue to introduce new product styles for its 2000 catalog which management believes will become widely accepted by its customers.

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

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                           Exhibit 10  - Material Contracts
                           Exhibit 27  - Financial Data Schedule

(b)      Reports on Form 8-K

                           None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SERENGETI EYEWEAR, INC.



Dated:   November 15, 1999                  By: /s/ Stephen Nevitt
        -------------------                     --------------------------------
                                                Stephen Nevitt
                                                President
                                                (Principal Executive Officer)



                                            By: /s/ William McMahon
                                                --------------------------------
                                                William McMahon
                                                Chief Financial Officer