Form 10-K
period 1999-12-31
SERENGETI EYEWEAR INC
filed 2000-03-30
CIK 940183

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                         Commission file number: 0-26022
                         -------------------------------

                             SERENGETI EYEWEAR, INC.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

                NEW YORK                        65-0665659
       (State of Incorporation)    (I.R.S. Employer Identification No.)


                  8125 25TH COURT EAST, SARASOTA, FLORIDA 34243
                    (Address of principal executive offices)

                                  (941)359-3599
                         (Registrant's telephone number)
                          -----------------------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of class)

                  ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  __X__        No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 15, 2000 was:

                    Common Stock, $.001 par value: $3,219,606

There were 2,384,000 shares of the Registrant's common stock outstanding as of March 15, 2000.

                                     PART I

ITEM 1.  BUSINESS.

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

           Prior to the Acquisition, the Company primarily designed and marketed selected non-premium lines of sunglasses, such as Solar*X sunglasses, which were targeted for distribution through mass merchandisers and designed as a sunglass with quality comparable to that of premium sunglasses at popular prices. Solar*X features a ground and polished lens which provides virtually complete protection from harmful ultraviolet sun rays and glare. The Company also markets to mass merchandisers other sunglass brands, each of which the Company believes creates a niche among popular priced sunglasses of various categories. Non-premium sunglass sales accounted for approximately 19% of the Company's total sales in 1999.

           In the latter part of 1995, with the proceeds of its initial public offering completed in August 1995, the Company launched its H2Optix line of sunglasses which is designed specifically for use in the water environment. H2Optix utilizes a combination of characteristics which the Company believes differentiates it from other competing sunglasses which target the watersports market. H2Optix sales approximated $1.2 million in each of 1996 and 1997 and $2 million and $1.8 million in 1998 and 1999, respectively. The Company has included H2Optix within the Serengeti (premium) line, thereby tapping into Serengeti's well-established distribution network. Premium sunglass sales accounted for approximately 81% of the Company's total sales in 1999.

           The Company is a New York corporation formed in 1976. The Company maintains its principal executive offices at 8125 25th Court East, Sarasota, Florida 34243, and its telephone number is (941) 359-3599.

INDUSTRY BACKGROUND

           The sunglass industry is generally divided into two principal segments, the under-$30 or "non-premium" market and the over-$30 or "premium" market. The retail market for sunglasses in recent years has experienced the emergence of a broader premium market, reflected by increased sales of higher-priced, quality-oriented sunglass products. This premium sunglass market, the category in which the Company's Serengeti products compete, showed an increase in retail sales of 45%, from $825.6 million in 1989 to $1.2 billion, in 1999. Retail sales in the premium sunglass market declined by an estimated $300.0 million from 1998 to 1999, not as a result of decreased unit sales, but as a result of a decrease in the average unit selling price of sunglasses within the premium sunglass market.

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

           The under-$30 market is primarily served by mass merchandisers such as Wal-Mart, chain drug stores and discount department stores. These outlets generally offer sunglasses in the $8 to $25 price range. The Company currently serves the top of the retail price range in the under-$30 market primarily with its Solar*X, Sensor-X, Mach 1 and Wal-Mart private-label brands of sunglasses.

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

           FOCUS ON SELECTIVE DISTRIBUTION. It is the policy of the Company to maintain strict control over the distribution of its Serengeti products to avoid overexposure of the brand. The Company sells its Serengeti products through carefully selected retailers that are routinely assessed to ensure they conform with the Company's standards. The Company believes this selective distribution policy will promote a high degree of loyalty from retailers and a stable retail price environment, while increasing the Company's control over diversion and counterfeiting of its products.

           AGGRESSIVELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. The Company will continue to rely on patent, trademark, trade secret, unfair competition and copyright laws to protect its rights to certain aspects of its products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks and trade dress.

           INTRODUCING INNOVATIVE NEW PRODUCTS. The Company has capitalized and will continue to capitalize on Serengeti's strong brand identity by introducing new Serengeti signature styles. These new styles incorporate the Serengeti name and logo into the frame decor with logo plaques and lens decoration. In addition to the retail space Serengeti accounts have provided for the Company's strong performing existing products, such accounts have made space available for the new products introduced by the Company in 1999. These new products accounted for approximately 28% of premium sales in 1999.

           The Company will utilize its existing relationships with European and Asian designers to design the new styles. The Company has an existing relationship with a renowned European design team that has worked with the Company for the past five years and which has developed new products for other well-known sunglass distributors. The Company believes that this team has consistently demonstrated the ability to create top selling styles.

           FOCUS ON INTERNATIONAL EXPANSION. The Company believes that wider international distribution also represents a significant opportunity for expansion of sales. Sales outside North America represented approximately 21% of total sales of the Serengeti line in 1999. To improve the consistency of its image and operating strategy worldwide, the Company is establishing closer working relationships with its international distributors. The Company believes that concentrating its efforts in existing regions and introducing Serengeti to new regions abroad provide a significant opportunity for increased growth. The Company also expects to continue benefiting from the global expansion of its retail accounts, particularly Sunglass Hut International ("Sunglass Hut"), the largest customer for the Serengeti line.

PRODUCT LINES

PREMIUM PRODUCTS

           The Serengeti line is presently divided into two distinct lines, Drivers and Kinetix, each of which is targeted at a different portion of the premium area of the sunglass market. The Company has also integrated its H2Optix products into the Serengeti line. The premium product line accounted for approximately 64%, 69% and 81% of the Company's total sales in 1997, 1998 and 1999, respectively.

           DRIVERS

           Drivers, which is a general purpose sunglass, is the core Serengeti product line, accounting for approximately 90% of 1999 premium product sales. Several popular Drivers models have been marketed since the mid-1980s. Independent marketing surveys have indicated that Drivers inspire exceptional customer loyalty. All Drivers lenses are photochromic and incorporate "spectral control" technology. Photochromic lenses automatically darken to adjust to bright daylight conditions and lighten to adjust to darker daylight conditions thereby adjusting the amount of light being transmitted to the user. Proprietary spectral control filters are then created by "hydrogen firing" a photochromic lens. The resultant lens filters out 95% of blue light, cutting glare, boosting contrast and reducing eye fatigue in fog and haze without distorting the colors seen through the lens. The combination of a special base glass and hydrogen firing give Drivers lenses a lustrous copper color. Drivers lenses are available in a single-gradient lens that reduces glare from above and are also available in a darker, non-gradient version known as Drivers Sienna. The Company has decreased, from 1998 to 1999, the number of Drivers collections it offers from 10 to seven, and the number of Drivers products it offers from 115 to 97, as it continues to adjust to market demands.

           KINETIX

           Kinetix, Serengeti's sports/lifestyle, active line, is equipped with photochromic, spectral control lenses of specific colors engineered to enhance their performance in particular sports environments. Distinct Kinetix collections are designed specifically for boaters, skiers, drivers, golfers, hunters and target shooters. The Company has increased, from 1998 to 1999, the number of Kinetex products it offers from nine to 21, as it continues to adjust to market demands.

           H2OPTIX

           Although there are a number of sunglasses currently marketed that can be used by watersports enthusiasts, they are not designed specifically for use in the water environment. The Company believes that each of the existing sunglass product lines distributed to the watersports market has significant drawbacks or technical omissions. The H2Optix line has been designed by the Company to differentiate it from other competing sunglasses which target the watersports market. The Company believes that its H2Optix product incorporates a distinctive combination of elements that work together to provide a total optical system for all of the needs of the water sports enthusiast. The base material for the H2Optix lens is polycarbonate, which exhibits both optical clarity and extraordinary strength. The lamination of polarized film between two such lenses results in a lens ideally suited for any water sport activity. The Company has decreased, from 1998 to 1999, the number of H2Optix products it offers from 26 to 15, as it continues to adjust to market demands.

NON-PREMIUM PRODUCTS

           The Company's Solar*X, Sensor-X and Mach 1 lines of sunglasses have been marketed by the Company as a high quality line of sunglasses with a ground and polished lens. Although these sunglasses retail at approximately $15-$20, the Company believes that their quality makes them competitive with higher priced premium sunglasses in the premium market. They are available in a variety of popular, classic and contemporary frame styles.

The non-premium product line accounted for approximately 36%, 31% and 19% of the Company's total sales in 1997, 1998 and 1999, respectively.

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

           SPECIALTY SUNGLASS RETAILERS

           The principal specialty sunglass retailer of the Serengeti product line is Sunglass Hut, the world's largest sunglass retailer, which has more than 2,000 stores worldwide. Sunglass Hut, which is serviced directly by the Company's in-house sales staff, accounted for approximately 23% of total sales of the Serengeti product line in 1999, down from 20% in 1998.

           OPTICAL CHAINS

           In 1999, approximately 15% of total sales of the Serengeti product line were to optical chains. Of these optical chains, Wal-Mart Optical, Pearle Incorporated and Lenscrafters were the most significant customers. The Serengeti brand also has long-standing relationships with other large chains, including Eyecare Centers of America, Vista Eyecare and DOC Optics. The Company believes that optical chains present significant opportunities for increased penetration; specifically, that the Company may be able to leverage the Serengeti reputation for high performance lenses with the optical chains in order to help create and grow a substantial prescription sunglass business.

           OPTICAL DISTRIBUTORS

           The network of optical distributors for the Serengeti line is comprised of eight regional optical distributors which distribute to optical chains, independent optical retailers and specialty sunglass retailers throughout the United States and Canada. The Company encourages its optical distributors to distribute exclusively to premium retailers.

           In 1999, optical distributors accounted for approximately 6% of total sales of the Serengeti product line. The Company intends to increase distribution through independent optical retailers with prescription Serengeti lenses as it believes that continued opportunities for growth lie in increasing Serengeti sales to independent optical retailers.

           INTERNATIONAL DISTRIBUTION

           Sales outside North America accounted for approximately 22% of total sales of the Serengeti product line in 1999. Sales in each region are conducted through distributors and, in certain countries, directly to large retail chains or buying groups. European sales, which includes sales to markets in the Netherlands, Switzerland, Belgium and Finland accounted for approximately 45% of 1999 foreign sales. Sales to Canada, Australia, and the Pacific Rim region accounted for the balance of such sales.

           OTHER

           The Company further sold its premium products to sporting goods stores and non-direct optical stores, both domestically and internationally, and excess inventories of its premium products through a variety of outlets, aggregating approximately 39% of the Company's 1999 premium sales.

NON-PREMIUM DISTRIBUTION

           Sales to Wal-Mart in 1999 of non-premium products were approximately $4.6 million, or 62% of the Company's total non-premium sales. Wal-Mart has been a principal customer of the Company for more than ten years.

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

           The Company markets its Serengeti products with point-of-purchase displays and through high quality general publications, as well as through catalogs, event sponsorships, product promotions, and trade and consumer publications. The Company assists in the funding and preparation of advertising campaigns initiated by retailers. The Company also promotes the Serengeti brand name by utilizing high visibility sports and celebrity figures to provide product exposure to the consumer. Additionally, the Company attends trade shows targeting specific activities to increase retailer awareness and enthusiasm for its products which relate to such activities.

           The Company seeks to establish a value purchase for the quality-and price-conscious consumer by maintaining a premium quality product at a price more attractive than that of competing brands, providing a significant value to the consumer. The Company provides counter cards to retailers which compare the features and benefits of Serengeti sunglasses with those of the competition, exploiting the price/value advantage of Serengeti. The Company determines prices with the goal of providing both the Company and the trade with the opportunity for significant margins.

MANUFACTURING

           The Company currently obtains photochromic glass lens blanks for the existing Serengeti lines pursuant to a three-year supply agreement entered into with Corning upon the closing of the Acquisition, which agreement was automatically extended until February 2001. Pursuant to the supply agreement, the Company is required to purchase such Serengeti lens blanks exclusively from Corning only to the extent that Corning is able to provide such lenses in the quantities and within the time periods required by the Company. The lens blanks are currently manufactured by Corning in the United States, Brazil and France and then shipped to Italy and other locations overseas for finishing. All lenses currently mounted in the Drivers and Kinetix lines are then subjected to the Company's proprietary hydrogen firing process at a Corning facility in France or manufacturing facilities in Italy. Lenses are cut, edged, tempered, coated, drop ball tested and inserted into the frames by third-party contractors in Japan and Italy. The Company purchases its polarized polycarbonate lenses from Wintec Corporation, based in Japan. These lenses are used in the Company's H2Optix product line.

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

           The Company has developed long-standing collaborative relationships with established manufacturers of sunglasses throughout the Far East for the manufacture of its non-premium products and component parts. The Company maintains its relationship with Swank for certain premium and non-premium products. In addition, the Company purchases non-premium products from Ialin Optical Manufacturing Company. The Company actively participates in the development and refining processes relating to the manufacture of its products.

           The manufacturers of the Company's products also manufacture sunglasses for other companies, including competitors of the Company. Although the Company has never experienced any difficulties in obtaining the necessary supplies of its products, its manufacturers could choose to prioritize production for other companies or cease production for the Company's products on short notice. Although the Company believes it can find other manufacturers of its products, there can be no assurance that it will be able to locate new manufacturers for its products in a timely manner or that such new manufacturers would be able to meet the Company's supply requirements. While the Company believes it has available to it manufacturers with the capability of fabricating Serengeti lenses utilizing the hydrogen firing process, there can be no assurance that an alternative manufacturer with such capability will be identified. Termination or disruption of supplies from these sources could result in production delays, reductions in shipments, or increased costs that could have a material adverse effect on the Company's operations. While the Company continually explores ways to reduce its dependence on these limited source suppliers, there can be no assurance that the Company will be successful in doing so.

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

           The Company believes that its continued success will depend upon its ability to remain competitive in its product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image, and could have a material adverse effect on the Company's business.

INTELLECTUAL PROPERTY

           The Company's trademarks include Country Club-Registered Trademark-, Drivers-Registered Trademark-, Engineered for the Elements-TM-, Flex-Grip-Registered Trademark-, Flyers-TM-, Get Behind the Lens-TM-, Grafix-Registered Trademark-, H2Optix-Registered Trademark-, H2Optix Zero Tolerance-Registered Trademark-, In-B-Teen-Registered Trademark-, KidzFlipz-TM-, Kinetix-Registered Trademark-, Mach 1-Registered Trademark-, Marine Vision Systems-TM-, Outa Limitz-Registered Trademark-, Photo-Blues-Registered Trademark-, Photo Polarized-TM-, Power Plus-Registered Trademark-, Range & River-Registered Trademark-, Rhythm `n' Blues-TM-, S Design-TM-, Sensor-X-Registered Trademark-, Serengeti-Registered Trademark-, Serengeti Rx-TM-, Signia-Registered Trademark-, Solar Barriers-Registered Trademark-, Solar-Mates-Registered Trademark-, Solar*X-Registered Trademark-, Spectral Control-Registered Trademark-, Sport Shields-Registered Trademark-, Strata-Registered Trademark-, Sunglasses for the Waters of the World-Registered Trademark-, Sunpets-Registered Trademark-, Surf and Cycle-Registered Trademark-, The Best Sunglass Value Money Can Buy-Registered Trademark-, The Original Interactive Technology-TM-, Vision Mates-Registered Trademark-, When You Buckle Up Clip It On-TM- and Wickets-Registered Trademark-.

           As of March 15, 2000, the Company had 29 trademark registrations in the United States and 137 trademark registrations in foreign countries, including those for Serengeti, Drivers, Kinetix and H2Optix. As of such date, the Company had 15 trademark applications pending in the United States and 31 trademark applications pending in foreign countries.

           The "Serengeti" trademark is currently licensed to two international distributors which purchase finished Driver lenses from the Company for insertion into their manufactured sunglass frames. The Company maintains final approval rights on all such licensed products.

           In connection with the Acquisition, the Company granted to Corning a royalty-free, worldwide license to utilize the hydrogen firing process technology and other proprietary technology of the Company in connection with the manufacture and marketing of lenses, lens blanks and other optical materials or prescription eyeglasses or lenses used to treat or mitigate medical conditions or symptoms such as light sensitivity, as well as in connection with other products manufactured or practices engaged in by Corning prior to the Acquisition unrelated to the Serengeti business and that do not relate to plano or prescription sunglass lenses.

           The following are the principal patents owned by the Company relating to Serengeti sunglasses:

                      HYDROGEN FIRING PROCESS. The Company owns a patent governing the hydrogen firing process, which expired November 19, 1999 (Patent No. 4,290,794). This patent covers the process by which Spectral Control filters are created within a lens. The patent affects all Drivers and Kinetix lenses.

                      DRIVER GLASS. The Company owns a patent for colored photochromic lenses relating to Drivers and certain Kinetix lenses (Patent No. 4,240,836) which expired November 19, 1999. This patent covers color spaces that provide glare control.

Due to the complexity of the lens manufacturing processes as it relates to the above-listed patents, together with the financial and time investment necessary in order for another party to duplicate such patents, the Company does not anticipate any adverse consequences as a result of the expiration of these patents.

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

INSURANCE

           The Company maintains product liability insurance coverage of $1 million per occurrence and $2 million in the aggregate and $10 million of excess liability coverage. The adequacy of the Company's insurance coverage and reserves to cover known and unknown claims is evaluated at the end of each fiscal year. The Company believes that its current insurance coverage is adequate.

EMPLOYEES

           As of March 15, 2000, the Company employed 69 individuals on a full-time basis, 46 of whom were employed in executive, sales and administrative positions and the remainder of whom were warehouse employees. The number of warehouse employees increases during various time periods in the course of a year due to the buying patterns of the Company's customers. None of the Company's employees are covered by collective bargaining agreements, and management believes that the Company's relations with its employees are good.

ITEM 2. PROPERTIES.

           The Company's corporate offices, distribution and warehouse facilities occupy approximately 15,500 square feet of space in Sarasota, Florida under a lease expiring in September 2000 at a monthly rental of approximately $7,250. The lease provides for various escalations based on cost of living and real estate taxes. The Company does not anticipate any difficulty renewing this lease beyond its current expiration date. The Company also leases a satellite sales office in Windsor, England expiring in March 2001 and an off-site warehouse facility in Sarasota, Florida on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

           On or about August 18, 1997, Argon, Inc. filed an action against the Company and Corning in the Superior Court of California, County of Los Angeles. The complaint alleges, among other claims, breach of contract in which the plaintiff seeks approximately $250,000 based upon a non-exclusive distributor agreement and a service agreement. The Company has denied the substantive allegations and has asserted a counterclaim for $118,000 based upon Argon's breach of the above mentioned agreements and non-payment of amounts due to the Company. As of March 15, 2000, the parties had reached an agreement in principle to settle the litigation, which agreement requires that The Company pay Argon a final settlement amount of $100,000.

           During January 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed a complaint in the United States District Court, Southern District of New York. In the complaint, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company a) failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock and b) failed to convert the preferred stock when requested. There are also common law claims for fraud and negligent misrepresentation. RBB seeks specific performance of RBB's right to convert its preferred shares and compensatory damages up to $22.5 million, equal to the purchase price of the preferred stock, plus interest. RBB also seeks punitive damages and attorney fees. In April 1998, the Company moved to dismiss the federal securities laws claims against it, as well as the common law claims for conversion, fraud and negligent misrepresentation. Following the filing of the motion to dismiss, RBB withdrew its claim against the Company arising under Section 12 of the Securities Act of 1933. The court granted the Company's motion to dismiss the remaining securities law claim against it under
Section 10 of the Securities Exchange Act of 1934 and limited the scope of the fraud and negligent misrepresentation claim. The court denied the motion with respect to the conversion claim. In January 1999, the Company answered the complaint by denying all the allegations of wrongdoing and by asserting various affirmative defenses to RBB's claims. Document and deposition discovery has been substantially completed. No trial date has been scheduled. The parties have reached a conditional settlement of this action. Accordingly, by order dated February 17, 2000, the court dismissed the case without prejudice with the right to reopen the case on or before August 17, 2000, if the settlement is not consummated.

           On or about March 19, 1997, Argent Securities, Inc. ("Argent"), the underwriter of the Company's initial public offering, filed an action against the Company which alleged, among other things, breaches by the Company of its underwriting agreement with Argent, breach of corporate duties relating to the issuance of the Preferred Shares, more fully discussed in Item 12, below, and misstatements in the Company's Proxy Statement relating to the issuance of the Preferred Shares. In April 1999, a settlement whereby the Company paid Argent $35,000 was reached and the action was discontinued with prejudice.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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



                         Quarter Ended(1)                         High      Low
---------------------------------------------------------------   ----      ---

March 31, 1998.................................................  $2.44     $1.50

June 30, 1998..................................................   1.81      0.63

September 30, 1998.............................................   1.00      0.25

December 31, 1998..............................................   0.56      0.34

March 31, 1999.................................................   0.97      0.16

June 30, 1999..................................................   0.88      0.50

September 30, 1999.............................................   0.91      0.56

December 31, 1999..............................................   0.72      0.34


----------

(1) On June 11, 1998, the quotation of the Company's common stock and warrants was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 1, 1998, the Company's securities ceased being listed on the Nasdaq SmallCap Market.

           At March 15, 2000, there were approximately 46 shareholders of record of the common stock. Such number does not include beneficial owners holding shares through nominee names.

DIVIDEND POLICY

           The Company has never paid any dividends and does not expect to pay any dividends in the foreseeable future with respect to its common stock. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company. The Company's bank credit facility restricts the Company's ability to pay dividends on its common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company should be read in conjunction with the Company's consolidated financial statements, including the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operation":

                                       Fiscal Year Ended December 31,
                                            1999                1998              1997             1996            1995
                                            ----                ----              ----             ----            ----
 Net sales                            $   38,429,533      $    43,323,222       $  32,458,362   $ 13,584,255    $ 10,472,656
 Net income (loss) from
  continuing  operations              $    1,557,650      $    (5,289,033)      $  (4,912,792)  $    568,247    $    615,327
Net income (loss) from
  applicable to common stock                  (6,350)           (6,765,033)        (9,952,792)  $    568,247    $    615,327
 Basic loss per common share          $            0      $         (2.84)      $       (4.17)  $       0.21    $       0.37

                                   As of December 31,
                                          1999                1998                  1997             1996           1995
                                          ----                ----                  ----             ----           ----
 Total assets                         $   39,499,315      $    40,613,844       $  52,306,621   $ 19,354,587    $  9,644,347
 Long-term debt                       $      523,579      $        91,415       $     154,865   $    105,886    $     35,975
 Capital lease obligations
                                      $            0      $             0       $           0   $          0    $          0
 Redeemable preferred stock           $   23,809,000      $    22,333,000       $  21,043,000   $  6,975,000    $          0
 Cash dividends per common share      $            0      $             0       $           0   $          0    $          0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           The following should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1999

         Net sales decreased from approximately $43.3 million in 1998 to approximately $38.4 million in 1999. Premium sales increased from approximately $29.9 million in 1998 to approximately $31.0 million in 1999, primarily as a result of increased sales of approximately $3.3 million, $2.9 million and $1.8 million to Costco, Sunglass Hut and Wal-Mart Optical, respectively, partially offset by a decrease in low-margin close-out sales of approximately $6.9 million. Sales of the Company's H20ptix product line declined approximately$200,000 from 1998 to 1999. Non-premium sales decreased from approximately $13.4 million in 1998 to approximately $7.4 million in 1999, primarily as a result of inventory reductions made by Wal-Mart, the Company's largest non-premium customer. Sales of non-premium product to Wal-Mart and other customers conducted through the Company's Hong Kong subsidiary increased approximately $600,000. Inventories were greater by $1.7 milion at year-end 1999 when compared with inventories at year-ebd 1998, as the Company acquired inventory for anticipated fourth-quarter 1999 sales to major customers, which did come to fruition until the first quarter of 2000.

           Gross profit as a percentage of sales increased from 30.9% in 1998 to 44.6% in 1999, primarily due to higher average unit selling prices, discounts taken on purchases from suppliers not previously taken in 1998, and a reduction in close-out sales for 1999 as compared to 1998, which sales typically have lower margins.

           Selling expenses decreased from approximately $5.7 million in 1998 to approximately $3.9 million in 1999. This decrease resulted primarily from a reduction in marketing-related expenditures such as retail cooperative advertising, endorsements, miscellaneous promotions and public relations. During 1998, the Company spent approximately of $1.0 million on a sponsorship promotion which was not repeated in 1999. These reductions were partially offset by increased trade ads and media advertising designed to promote the technical advantages of the Serengeti lens.

           General and administrative expenses decreased from approximately $9.8 million in 1998 to approximately $8.7 million in 1999. Employee-related expenses such as payroll and travel decreased approximately $500,000 from 1998 to 1999. In June 1998, the Company reduced its headcount to 69 from 90 as it restructured its sales force, terminating in-house regional sales managers and their administrative support personnel. In addition, outside labor was reduced by $800,000. The Company incurred outside labor costs in 1998 in order to liquidate excess inventory; this was not repeated in 1999. These reductions were partially offset by foreign exchange costs associated with purchases from a Japanese supplier, resulting from the devaluation of the U.S. Dollar against the Japanese Yen.

           Interest expense decreased from approximately $1.9 million in 1998 to approximately $1.5 million in 1999, as a result of a reduction in long-term debt of $2.8 million.

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

           In the fourth quarter of 1998, the Company made adjustments to its inventory balance, resulting in a charge to operations of approximately $4.2 million. These adjustments resulted from difficulties encountered by the Company in connection with its implementation and integration of its new financial reporting and accounting system, as noted above. Reference is made to Note 12 of Notes to the Consolidated Financial Statements.

           Gross profit as a percentage of sales declined from 37.9% in 1997 to 30.9% in 1998 primarily as a result of lower profit margins from the inventory reduction program and markdowns and other allowances provided to certain customers as inducements to acquire new Company product offerings.

           Selling expenses decreased from approximately $6.2 million in 1997 to approximately $5.7 million in 1998. The Company reduced its advertising expenses in 1998 as a response to cost reduction programs. In 1997 the Company spent in excess of $1.1 million on a radio advertising campaign which was not repeated in 1998.

           General and administrative expenses increased from approximately $8.8 million in 1997 to approximately $9.8 million in 1998, primarily as a result of an increase in executive and administrative salaries incurred during the first half of 1998. Outside labor costs increased due to the temporary help required to pack, ship and administer the Company's inventory reduction programs. Higher consulting fees were also incurred in 1998, attributable to the costs incurred upon the implementation of the financial reporting and accounting systems.

           Interest expense increased from approximately $1.3 million in 1997 to approximately $1.9 million in 1998, primarily as a result of the interest charges incurred on higher outstanding debt and higher interest rates from its renegotiated bank credit facility, discussed below.

LIQUIDITY AND CAPITAL RESOURCES

           The Company entered into a loan agreement for a new senior credit facility on September 17, 1999 which includes 1) a $12 million revolver facility with interest calculated at prime plus 1.75%, and 2) a term loan of $725,000 with interest calculated at prime plus 2.00%, payable in 12 equal monthly installments commencing November 1999.

           Under the new credit facility, the Company is able to borrow up to 85% of eligible domestic accounts receivable and 75% of eligible foreign accounts receivable, and up to 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was approximately $1.9 million at December 31, 1999.

           The new facility requires the Company to maintain certain financial ratios. Pursuant to the credit facility, in the event the Company has "surplus cash" in any fiscal year, the Company is required to make mandatory prepayments against the term loan in the amount of 25% of the surplus cash. The facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. At December 31, 1999, the Company was in violation of the leverage ratio and capital expenditure requirements under the new revolver and obtained a waiver from the lender for those violations.


           The new loan agreement retired all but $2 million of the debt which existed with the Company's former senior lender. An amendment was signed with the former senior lender which requires the Company to retire said debt in 18 equal monthly installments commencing November 1999, with interest calculated at prime plus 4.00%.


           The Company's liquidity improved from a working capital deficit of approximately $4.1 million at December 31, 1998 to a working capital deficit of approximately $1.1 million at December 31, 1999, primarily as a result of a reduction in the current portion of long-term debt and accounts payable, which was partially offset by the increase in the line of credit.

           The Company incurred capital expenditures of approximately $141,000 during 1999, primarily through purchases of computer equipment and software necessary to ensure year 2000 compliance. The Company does not expect to make material capital expenditures during 2000.

           The Company anticipates that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the 2000 fiscal year.

CONCENTRATION OF CUSTOMERS

           Wal-Mart, Sunglass Hut and Costco accounted for 19%, 19% and 14%, respectively, of the Company's sales for the year ended December 31, 1999. Such customers accounted for 19%, 14% and 4% of sales, respectively, for the year ended December 31, 1998. The loss of any or all of these customers, or a significant future reduction in their respective purchases of the Company's products, may be expected to materially adversely affect the Company's operations and prospects.

DEPENDENCE ON SINGLE SUPPLIER

           The Company relies on Corning as its sole source of supply for lens blanks for its Serengeti product line. Any disruption of this source may result, at a minimum, in a temporary curtailment of the Company's ability to ship these products, while a loss of this source may materially adversely affect the Company's operations and prospects.

SEASONALITY

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

YEAR 2000 ISSUES

           The Year 2000 problem arose because many computer systems were designed to identify a year using two digits, instead of four digits, in order to conserve memory and other resources. Many computer systems were not designed to recognize calendar dates beginning in 2000, which could have resulted in miscalculations or system failures, which could have in turn resulted in an adverse impact on the Company.

           In November, 1997 the Company began converting its information system to be year 2000 compliant. At December 31, 1997, the Company had completed the installation of the new software and completed the process of updating application by mid-1998. The Company incurred charges aggregating approximately $50,000 in 1998 and additional costs and expenses of approximately $140,000 in 1999.

           Pursuant to the Company's Year 2000 planning, the Company requested information regarding the computer systems of its key suppliers, customers, creditors and financial service organizations.

          As of the date of this report, the Company did not experience any significant disruptions in any of its systems on January 1, 2000, nor has any supplier or customer of the Company made the Company aware of any significant disruptions subsequent to January 1, 2000. The Company will continue to monitor this issue throughout the remainder of the calendar year.

FOREIGN CURRENCY EXCHANGE

           The Company presently transacts business internationally in United States currency and in the local currency of its suppliers. During the year ended December 31, 1999, the Company incurred foreign exchange losses with Japanese suppliers of approximately $500,000, primarily as a result of the devaluation of the U.S. Dollar against the Japanese Yen. In order to ensure that it purchases product at competitive prices, the Company is negotiating with its suppliers to put in place concessions in the event either party is materially adversely affected by future currency fluctuations.

RECENT PRONOUNCEMENT

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

           Historically, the Company periodically entered into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges have been fully effective in offsetting the changed in fair value of the underlying risk. The Company did not have any derivative contracts at December 31, 1999, and does not expect to have any hedging activities in the future. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

           This report contains forward-looking statements, including statements with respect to proposed financing activities and anticipated business trends, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report, including those set forth above, describe factors, among others such as (i) the Company's continued ability to develop and introduce innovative products, (ii) changing consumer preferences, (iii) manufacturing capacity constraints of its outside sources and the availability of raw materials, (iv) the effect of economic conditions, (v) dependence on certain customers and (vi) other risks identified from time to time in the Company's Securities and Exchange Commission filings, that could contribute to or cause such differences.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standards will have a material impact on the results of operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Consolidated Financial Statements:                                                    Page No.
---------------------------------                                                     --------

         Report of Independent Certified Accountants                                      F-1

         Consolidated Balance Sheets as of December 31, 1999 and 1998                     F-2 - F-3

         Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997                                              F-4

         Consolidated Statements of Stockholders' Equity for the years
            ended December 31, 1999, 1998 and 1997                                        F-5

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997                                              F-6 - F-7


         Notes to Consolidated Financial Statements                                       F-8 - F-28


Financial Statement Schedules:

         II       Valuation and Qualifying Accounts for the years ended
                     December 31, 1999, 1998 and 1997                                     18

Schedules Omitted

In accordance with the rules of Regulation S-X, other schedules are not submitted because (a) they are not applicable to or required by the Company, or
(b) the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Serengeti Eyewear, Inc.

We have audited the accompanying consolidated balance sheets of Serengeti Eyewear, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serengeti Eyewear, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                                     BDO Seidman, LLP
Orlando, Florida
March 17, 2000

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
================================================================================

December 31,                                                                        1999         1998
-----------------------------------------------------------------------------------------------------------

Assets (Notes 5 and 6)
Current assets:
  Cash and cash equivalents                                                     $   306,126   $    87,774
  Accounts receivable, less allowance for doubtful accounts of $818,654
    and $752,436 (Note 8)                                                         5,843,863     7,796,963
  Income tax refund receivable (Note 10)                                                  -       358,055
  Inventories (Notes 3 and 8)                                                    15,237,394    12,536,224
  Prepaid expenses                                                                  289,497       958,603
------------------------------------------------------------------------------------------------------------

         Total current assets                                                    21,676,880    21,737,619
------------------------------------------------------------------------------------------------------------

Property and equipment, less accumulated
  depreciation (Note 4)                                                           1,867,267     2,170,582
------------------------------------------------------------------------------------------------------------

Other assets:
  Patents and trademarks, net of accumulated amortization of $1,808,109
    and $1,187,157 (Note 2)                                                       9,637,116    10,258,068
  Goodwill, net of accumulated amortization of $1,045,957 and
    $696,613 (Note 2)                                                             5,940,970     6,290,314
  Other assets                                                                      377,082       157,261
------------------------------------------------------------------------------------------------------------

         Total other assets                                                      15,955,168    16,705,643
------------------------------------------------------------------------------------------------------------

                                                                                $39,499,315   $40,613,844
------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
================================================================================

December 31,                                                                   1999             1998
--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                                                           $          -      $    288,414
  Accounts payable                                                            8,569,673        10,952,090
  Line of credit (Note 5)                                                    10,146,096         7,322,704
  Accrued expenses                                                              533,718           519,492
  Accrued dividends (Note 7)                                                  1,564,000         1,476,000
  Current portion of long-term debt (Note 6)                                  1,992,318         5,263,448
------------------------------------------------------------------------------------------------------------

         Total current liabilities                                           22,805,805        25,822,148

Long-term debt, less current portion (Note 6)                                   523,579            91,415
------------------------------------------------------------------------------------------------------------

         Total liabilities                                                   23,329,384        25,913,563
------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 8)                                                -                 -

Stockholders' equity (Note 7):
  Convertible preferred stock, $.001 par value, 1,000,000 shares
    authorized, 25,384 and 23,908 shares issued and outstanding              23,809,000        22,333,000
  Common stock, $.001 par value, 10,000,000 shares authorized,
    2,384,000 shares issued and outstanding                                       2,384             2,384
  Additional paid-in capital                                                 10,586,094        10,586,094
  Accumulated deficit                                                       (18,227,547)      (18,221,197)
------------------------------------------------------------------------------------------------------------

         Total stockholders' equity                                          16,169,931        14,700,281
------------------------------------------------------------------------------------------------------------

                                                                           $ 39,499,315      $ 40,613,844
------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Operations
================================================================================

Years ended December 31,                                            1999          1998           1997
-----------------------------------------------------------------------------------------------------------
Net sales                                                       $38,429,533    $43,323,222    $32,458,362
Cost of goods sold                                               21,278,786     29,927,850     20,155,683
-----------------------------------------------------------------------------------------------------------

         Gross profit                                            17,150,747     13,395,372     12,302,679
-----------------------------------------------------------------------------------------------------------

Operating expenses:
  Depreciation                                                      485,896        490,776        364,753
  Amortization                                                      970,296        977,699        906,071
  Selling expenses                                                3,940,988      5,664,785      6,245,338
  General and administrative expenses                             8,659,675      9,766,906      8,759,208
-----------------------------------------------------------------------------------------------------------

         Total operating expenses                                14,056,855     16,900,166     16,275,370
-----------------------------------------------------------------------------------------------------------

Income (loss) from operations                                     3,093,892     (3,504,794)    (3,972,691)
-----------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                               (1,523,596)    (1,889,446)    (1,334,733)
  Other income (expense), net                                       (12,646)       105,207         64,644
-----------------------------------------------------------------------------------------------------------

         Total other income (expense)                            (1,536,242)    (1,784,239)    (1,270,089)
-----------------------------------------------------------------------------------------------------------

Income (loss) before income tax benefit                           1,557,650     (5,289,033)    (5,242,780)
Provision for income tax benefit (Note 10)                                -              -       (329,988)
-----------------------------------------------------------------------------------------------------------

Net income (loss)                                                 1,557,650     (5,289,033)    (4,912,792)

Preferred stock dividends (Note 7)                               (1,564,000)    (1,476,000)    (5,040,000)
-----------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                             $    (6,350)  $ (6,765,033)   $(9,952,792)
-----------------------------------------------------------------------------------------------------------

Basic loss per common share                                     $         -    $     (2.84)   $     (4.17)
-----------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                        2,384,000      2,384,000      2,384,000
-----------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                 Consolidated Statements of Stockholders' Equity
================================================================================

                                               Convertible
                                             Preferred Stock              Common Stock             Additional
                                          -----------------------    -----------------------        Paid-in       Accumulated
                                           Shares         Amount      Shares         Amount         Capital         Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  7,500    $ 6,975,000     2,384,000         $2,384     $ 6,836,094    $ (1,503,372)

Preferred stock issued for cash                        5,000,000
  pursuant to a  Regulation S
  offering                                 15,000     15,000,000             -              -               -               -
Costs associated with Regulation S
  offering                                      -     (1,050,000)            -              -               -               -
Issuance of preferred stock as
  payment of preferred stock
  dividends                                   118        118,000             -              -               -               -
Preferred stock dividend accrual                -              -             -              -               -      (1,290,000)
Beneficial conversion feature of
  preferred stock (Note 7)                      -              -             -              -       3,750,000      (3,750,000)
Net loss                                        -              -             -              -               -      (4,912,792)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                 22,618     21,043,000     2,384,000          2,384      10,586,094     (11,456,164)

Issuance of preferred stock as
  payment of preferred stock
  dividend                                  1,290      1,290,000             -              -               -               -
Preferred stock dividend accrual                -              -             -              -               -      (1,476,000)
Net loss                                        -              -             -              -               -      (5,289,033)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 23,908     22,333,000     2,384,000          2,384      10,586,094     (18,221,197)

Issuance of preferred stock as
  payment of preferred stock
  dividend                                  1,476      1,476,000             -              -               -               -
Preferred stock dividend accrual                -              -             -              -               -      (1,564,000)
Net income                                      -              -             -              -               -       1,557,650
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 25,384    $23,809,000     2,384,000         $2,384     $10,586,094    $(18,227,547)
--------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
================================================================================

Years  ended December 31,                                                      1999           1998           1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $ 1,557,650    $(5,289,033)  $ (4,912,792)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                         1,456,192      1,468,475      1,270,824
    Deferred loan fees charged to interest                                  418,931        291,097        105,000
    (Gain) loss on sale of assets                                              (925)        35,754              -
    Cash provided by (used for), net of effects of acquisition in 1997:
      Accounts receivable                                                 1,953,100      3,462,093     (5,178,249)
      Other receivables                                                           -         78,730         20,462
      Income tax refund receivable                                          358,055         30,202       (388,257)
      Inventories                                                        (2,701,170)     4,391,446     (4,088,433)
      Trading securities                                                          -              -      4,976,625
      Prepaid expenses and other assets                                     338,427        539,370       (469,057)
      Accounts payable                                                   (2,382,417)    (1,580,963)     8,417,744
      Customer deposits                                                           -       (900,122)       900,122
      Accrued expenses                                                       14,226        129,529       (290,213)
      Accrued income taxes                                                        -              -       (232,930)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 1,012,069      2,656,578        130,846
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of Corning division assets                                          -              -    (26,264,530)
  Purchase of patents                                                             -        (53,113)       (23,053)
  Proceeds from disposal of property and equipment                                -              -         64,841
  Proceeds received from Corning settlement                                       -        405,500              -
  Purchase of property and equipment                                       (140,566)      (344,061)    (1,207,583)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) investing activities                       (140,566)         8,326    (27,430,325)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase (decrease) in bank overdraft                                    (288,414)       288,414              -
  Net proceeds from line of credit                                        2,823,392        822,704      5,000,000
  Proceeds from long-term debt                                              725,000              -     10,000,000
  Principal payments on long-term debt                                   (3,605,056)    (3,607,820)    (1,345,858)
  Principal payments on note payable to related party                             -        (44,575)      (209,202)
  Net proceeds from preferred stock sales                                         -              -     13,950,000
  Deferred loan costs                                                      (308,073)      (164,041)      (600,000)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) financing activities                       (653,151)    (2,705,318)    26,794,940
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        218,352        (40,414)      (504,539)

Cash and cash equivalents, beginning of year                                 87,774        128,188        632,727
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $   306,126    $    87,774   $    128,188
--------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
================================================================================

Year ended December 31,                                                    1999        1998           1997
---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Cash paid for:
    Interest                                                            $1,428,083   $1,835,411   $1,053,618
    Income taxes                                                                 -            -      233,166
---------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
  Acquisition of property and equipment with debt                       $   41,090   $        -   $  164,252
  Issuance of preferred stock as payment of preferred stock dividends    1,476,000    1,290,000      118,000
---------------------------------------------------------------------------------------------------------------

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

                         Advertising Costs

                         Advertising costs are charged to operations when incurred. Advertising costs charged to operations were approximately $2,486,000, $3,522,600 and $3,471,800 during 1999, 1998 and 1997, respectively.

                         Warranty Costs

                         The Company offers a one-year warranty on its premium sunglasses. The Company accrued $150,000 for future

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

                         estimated warranty costs at December 31, 1999 and 1998. Warranty costs were approximately $461,000, $378,000 and $357,000 during 1999, 1998 and 1997, respectively.

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

                         Fair Value of Financial Instruments

                         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999 and 1998. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt approximates its carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                         Loss per Share

                         Basic loss per share amounts have been computed based upon the weighted average number of shares outstanding of 2,384,000 in 1999, 1998 and 1997. Potential common shares and the computation of diluted earnings per

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

                         share are not considered as their effect would be anti-dilutive. As of December 31, 1999, potential common shares consist of 905,000 options, 975,000 warrants and approximately 87,700,000 shares underlying the convertible preferred stock.

                         Segment Information

                         The Company does not identify separate operating segments for management reporting purposes. The consolidated results of operations are the basis on which management evaluates operations and makes business decisions.

                         Recent Pronouncements

                         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                         Historically, the Company periodically entered into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges had been fully effective in offsetting the changes in fair value of the underlying risk. The Company did not have any derivative contracts at December 31, 1999 and does not expect to have any hedging activities in the future. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

                         Reclassifications

                         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

2. Business              On February 13, 1997, the Company changed its name to
   Acquisition           Serengeti Eyewear, Inc. in conjunction with the
                         acquisition of certain assets ("Serengeti Acquisition") of the Serengeti Eyewear division of Corning
                         Incorporated ("Corning") used in the design, manufacture and distribution of Serengeti premium brand sunglasses. The Company used the purchase method of accounting to record this transaction and has included these operations in its statement of operations since the acquisition date. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The Company acquired the Serengeti assets for cash aggregating
                         $27.5 million. The Company financed the purchase and related transaction expenses with the net proceeds from the sale of shares of preferred stock (see Note 7) and borrowings under a credit facility. In addition, the Company incurred other costs related to the acquisition aggregating $855,561, which have been included in goodwill. In 1998, the Company received $405,500 under a settlement agreement with Corning which was recorded as a reduction of goodwill.

                         The purchase price of the Serengeti division, including the additional costs and settlement described above, was allocated as follows:

                         -------------------------------------------------------
                                                                 (In thousands)

                         Inventory                                      $ 8,831
                         Furniture and equipment                            832
                         Trademarks                                       9,500
                         Patents                                          1,800
                         Goodwill                                         6,987
                         -------------------------------------------------------

                                                                        $27,950
                         -------------------------------------------------------

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

                         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results which may occur in the future.

                                                                           1997
                         -------------------------------------------------------
                                                                  (In thousands,
                                                        except per share amount)

                         Pro forma net sales                            $35,097
                         Pro forma net loss applicable to common stock  $(9,971)
                         Pro forma basic loss per common share          $ (4.18)
                         -------------------------------------------------------

3. Inventories           Inventories consist of the following:

                                                             1999           1998
                         -------------------------------------------------------

                         Raw materials                $ 2,298,906    $ 4,490,117
                         Work-in-process                3,375,602      2,768,884
                         Finished goods                 9,562,886      5,277,223
                         -------------------------------------------------------

                                                      $15,237,394    $12,536,224
                         -------------------------------------------------------

4. Property, Plant       Property, plant and equipment consist of the following:
   and Equipment

                                                               Useful
                         December 31,                            Life           1999          1998
                         -------------------------------------------------------------------------
                         Furniture and equipment           3-10 years    $ 2,521,853   $ 2,386,535
                         Leasehold improvements             3-7 years        519,191       519,192
                         Transportation equipment             5 years        200,851       178,084
                         -------------------------------------------------------------------------

                                                                           3,241,895     3,083,811
                         Less accumulated depreciation                     1,374,628       913,229
                         -------------------------------------------------------------------------

                                                                         $ 1,867,267   $ 2,170,582
                         -------------------------------------------------------------------------

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

5. Line of Credit        During February 1997, the Company secured a $7,500,000
                         line of credit with a bank with interest payable at the LIBOR rate or a base rate, plus applicable margins. In
                         July 1998, the Company renegotiated this borrowing facility. The terms of the new agreement allowed the Company to borrow up to $7,500,000 with interest payable at the LIBOR rate plus 325 basis points or the bank's prime lending rate plus 1.75% at the borrower's option. Under the renegotiated borrowing facility, the Company was able to borrow up to 75% of eligible accounts receivable and 50% of eligible inventory with certain limitations. The credit facility was collateralized by substantially all the Company's assets and was guaranteed by the Company's wholly-owned subsidiary.

                         During September 1999, the Company replaced the line of credit originally secured during February 1997 and amended in July 1998 with a new line of credit ("new revolver") from a different bank. The maximum available borrowing base under the new revolver is $12,000,000 with interest payable at the bank's prime lending rate plus 1.75% (10.25% at December 31, 1999). Under the new revolver, the Company is able to borrow up to 85% of eligible accounts receivable with certain limitations, 80% of eligible premium inventory, and 50% of eligible non-premium inventory. The new revolver is collateralized by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiary. The new revolver is scheduled to mature on August 31, 2001. Certain information related to the lines of credit during 1999 and 1998 is as follows:

                                                                            1999          1998
                         ------------------------------------------------------------------------

                         Balance outstanding at December 31              $10,146,096   $7,322,704
                         Maximum amount outstanding during the year      $10,146,096   $7,500,000
                         Average month-end balance                       $ 6,898,700   $6,924,000
                         Weighted average interest rate                        9.68%        8.82%
                         Unused balance at December 31                   $ 1,853,904     $177,296
                         ------------------------------------------------------------------------

                         As more fully described in Note 6, the Company was in violation of certain of the financial loan covenants under the new revolver, and as a result, has classified the line of credit as a current liability.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

6. Long-Term Debt        Long-term debt consists of the following:

                                                                                  1999          1998
                         --------------------------------------------------------------------------------
                         $725,000 note payable to bank; principal
                           payments of $60,417 due monthly plus
                           interest at the bank's prime lending rate
                           plus 1.75% (10.25% at December 31, 1999);
                           matures November 2000; collateralized by
                           substantially all the Company's assets and a
                           $2,000,000 key man life insurance policy on
                           the Company's CEO; guaranteed by the
                           Company's wholly-owned subsidiary.                $   604,167    $        -

                         $5,575,000 note payable to bank. Note was
                           refinanced during 1999. See note below.             1,778,000     4,075,000

                         $2,000,000 note payable to bank. Note was paid
                           off during 1999. See note below.                            -     1,125,000

                         Various equipment notes payable in aggregate
                           monthly installments totaling approximately
                           $6,700 principal and interest at rates ranging
                           from 5% to 13%; maturing at various dates
                           between March 2000 to September 2003;
                           collateralized by equipment and vehicles.            133,730        154,863
                         --------------------------------------------------------------------------------

                                                                              2,515,897      5,354,863
                         Less current portion                                 1,992,318      5,263,448
                         ================================================================================
                                                                             $  523,579     $   91,415
                         --------------------------------------------------------------------------------

                         Long-term debt maturities as of December 31, 1999 are as follows:

                         -------------------------------------------------------

                         2000                                         $1,992,318
                         2001                                            479,221
                         2002                                             27,512
                         2003                                             16,846
                         -------------------------------------------------------

                                                                      $2,515,897
                         -------------------------------------------------------

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   The $5,575,000 and $2,000,000 notes payable
                                   to bank were renegotiated in July 1998 when the principal balance under the original term loan was $7,575,000. The original term loan was restructured into two separate notes, and the maturity date was changed from December 2001 to December 31, 1999 for the $5,575,000 note and June 30, 1999 for the $2,000,000 note. In September 1999, with proceeds from the new revolver (see Note 5), the $5,575,000 note was refinanced and paid down to $2,000,000 and the $2,000,000 note was paid off. The $2,000,000 note remaining
                                   ("subordinated note") is subordinated to the new revolver and $725,000 note payable and is collateralized by substantially all the Company's assets. This subordinated note is due in monthly principal payments of $111,000 through April 2001 with interest payable at prime plus 4% (12.75% at December 31, 1999).

                                   Loan Covenants

                                   The Company is subject to various loan
                                   covenants with respect to its line of credit and long-term debt borrowings with the banks. As of December 31, 1999, the Company was in violation of the leverage ratio and capital expenditure requirements under the new revolver (see Note 5). The Company ontained a waiver from the bank for these violations. However, the Company does not believe it will be able to meet the leverage ratio requirement for the quarter ended March 31, 2000, and the Company did not obtain a waiver for this period. Accordingly, the line of credit was classified as a current liability.

7.      Stockholders'              Stock Options
        Equity
                                   The Company sponsors the Serengeti Eyewear
                                   1995 Stock Option Plan (the "Plan"). Under the Plan, the Company's Board of Directors has reserved 1,500,000 shares which may be granted at the Board of Directors' discretion. No options may be granted after January, 2005 and the maximum term of the options granted under the Plan is ten years.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                   Statement of Financial Accounting Standards
                                   No. 123 (FAS 123) "Accounting for Stock Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. No options were granted during 1999 and 1998. For grants during 1997, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     o No dividend yield
                                     o Volatility of 50%
                                     o Risk-free interest rates of 6.1% and
                                     o Expected lives of three years

                                   Under the accounting provisions of FAS 123, the Company's net loss applicable to common stock and basic loss per common share for 1997 would be as follows:


                                  --------------------------------------------

                                  Pro forma net loss           $  (11,443,977)
                                  Pro forma basic net loss
                                   per common share            $        (4.80)
                                  --------------------------------------------

                                   Changes in options outstanding under the Plan are summarized as follows:

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                                                       Weighted-
                                                                                       Weighted-         Average
                                                                                         Average      Fair Value
                                                                                        Exercise      of Options
                                                                            Shares         Price         Granted
                                  ---------------------------------------------------------------------------------
                                  Balance, December 31, 1996               925,000         $8.08           $   -
                                    Granted above market                   220,065          3.24            1.25
                                    Granted at market                      914,935          2.94            1.33
                                    Forfeited                             (925,000)         8.08               -
                                  ---------------------------------------------------------------------------------

                                  Balance, December 31, 1997             1,135,000          3.00               -
                                    Forfeited                             (210,000)         2.94               -
                                  ---------------------------------------------------------------------------------

                                  Balance, December 31, 1998               925,000          3.02               -
                                    Expired                                (20,000)         2.94               -
                                  ---------------------------------------------------------------------------------

                                  Balance, December 31, 1999               905,000         $3.02           $   -
                                  ---------------------------------------------------------------------------------

                                   As of December 31, 1999, a total of 836,974 of the outstanding Plan options were exercisable with a weighted-average exercise price of $3.00 per share and a weighted-average remaining contractual life of 2.7 years.

                                   Stock Warrants

                                   The following details the common stock
                                   warrants outstanding as of December 31, 1999:

                                                                       Underlying      Exercise
                                  Warrant series                           Shares         Price      Expiration
                                  --------------------------------------------------------------------------------
                                  Class A preferred stock                 150,000         $5.56        12/31/02
                                  Class B preferred stock                 300,000          7.50        12/31/02
                                  Class C preferred stock                 300,000         10.00        12/31/02
                                  Class D (commission on Class A
                                    preferred stock)                      200,000          5.50         9/30/01
                                  Class F                                  25,000          3.50         8/31/03
                                                                     ------------
                                                                          975,000
                                                                     ------------


                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                   The dividends on the preferred shares are payable in cash or additional shares of preferred stock at the option of the Company. During 1997, 118 shares of preferred stock valued at $118,000, which represent dividends accrued in 1996 were issued. During 1998, dividends aggregating 1,290 shares of preferred stock, valued at $1,290,000, which represent dividends accrued in 1997, were issued. During 1999, dividends aggregating 1,476 shares of preferred stock valued at $1,476,000, which represent dividends accrued in 1998, were issued. At December 31, 1999, dividends aggregating $1,564,000 were due and payable to RBB.

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

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                   The Company recorded dividends of $1,564,000
                                   ($61.61 per share), $1,476,000 ($61.74 per
                                   share) and $5,040,000 ($222.83 per share),
                                   including $3,750,000 of dividends recorded as an issuance of the beneficial conversion features of the preferred stock, during 1999, 1998 and 1997, respectively.

                                   At any time after September 30, 2000, the Company will have the right to force conversion of the preferred shares into common stock.

8.      Commitments                Employment Contracts
        and
        Contingencies              At December 31, 1999, the Company is a party
                                   to employment agreements with one officer and one sales person. These agreements call for aggregate salaries of approximately $385,000 in 2000 and $130,000 in 2001. Also included in the contracts are certain bonus compensation and options to purchase up to 100,000 shares of common stock at $2.94 per share through June 2001 based on sales and profit targets set by the Company. The sales and profit targets were not met in 1999, 1998 or 1997.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   Operating Leases

                                   The Company leases its warehouse and office facilities pursuant to a lease expiring September 2000. This lease provides for various escalations based on cost of living, real estate taxes, and other provisions. In addition, the Company leases sales offices on a month-to-month basis and certain computer and transportation equipment pursuant to leases classified as operating leases. Total monthly lease payments for the warehouse and office facility aggregate approximately $7,250 per month.

                                   Rent expense was approximately $188,100,
                                   $198,500 and $278,800 for 1999, 1998 and
                                   1997, respectively.

                                   Future minimum rentals for operating leases with remaining terms in excess of one year are approximated as follows as of December 31, 1999:

                                  ----------------------------------------------
                                  2000                               $   125,500
                                  2001                                    18,200
                                  2002                                     9,900
                                  ----------------------------------------------
                                                                     $   153,600
                                  ----------------------------------------------

                                   Concentration of Credit Risk

                                   During the years ended December 31, 1999,
                                   1998 and 1997, the Company made net sales to customers for amounts exceeding 10% of total net sales as follows:

                                                              1999               1998                  1997
                                  -----------------------------------------------------------------------------
                                                                            (In thousands)
                                  Wal-Mart              $7,300     19%      $8,200     19%       $9,200     28%
                                  Sunglass Hut           7,100     19%       4,200     10%        3,600     11%
                                  Costco                 5,300     14%           -       -            -       -
                                  -----------------------------------------------------------------------------

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   Approximately $3,719,000 and $4,082,000 of
                                   the gross accounts receivable are due from the above customers at December 31, 1999 and 1998, respectively, and are unsecured.

                                   The Company relies on a single source for the supply of lens blanks for its Serengeti line of products. The loss of the source for lens blanks or a disruption of the supply from this source could cause, at a minimum, temporary shortages in needed materials and could have a material adverse effect on the Company's business operations.

                                   During 1999, the Company had one supplier which accounted for approximately 26% of total purchases. During 1998, the Company had four suppliers which accounted for approximately 10%, 15%, 19% and 20% of total purchases, respectively. During 1997, the Company had one supplier which accounted for approximately 17% of total purchases.

                                   Legal Proceedings

                                   On or about August 18, 1997, Argon, Inc.
                                   Filed an action against the Company
                                   and Corning in the Superior Court of
                                   Califirnia, County of Los Angeles. The
                                   complaint alleges, among other claims, breach of contract in which the plaintiff seeks approximately $250,000 based upon a non-exclusive distributor agreement and a service agreement. The Company has denied the substantive allegations and has asserted a counterclaim for $118,000 based upon Argon's breach of the above-mentioned agreements and nonpayment of amounts due to the Company. As of March 15, 2000, the parties had reached an agreement in principle to settle the litigation, which requires that the Company pay Argom a final settlement of $100,000. This amount was included in accrued expenses at December 31, 1999.

                                   During January 1998, RBB Bank ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed a complaint in the United States District Court, Southern District of New York. In the complaint, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company a) failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock and b) failed to convert the preferred stock when requested. There are also common law claims for fraud and negligent misrepresentation. RBB seeks specific performance of RBB's right to convert its preferred shares and compensatory damages up to $22.5 million, equal to the purchase price of the preferred stock, plus interest. RBB also seeks punitive damages and attorney's fees.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   In April 1998, the Company moved to dismiss the federal securities laws claims against it, as well as the common law claims for conversion, fraud and negligent misrepresentation. Following the filing of the motion to dismiss, RBB withdrew its claim against the Company arising under Section 12 of the Securities Act. The court granted the Company's motion to dismiss the remaining securities law claim against it under Section 10 of the Exchange Act and limited the scope of the fraud and negligent misrepresentation claim. The court denied the motion with respect to the conversion claim.

                                   In January 1999, the Company answered the complaint by denying all the allegations of wrongdoing and by asserting various affirmative defenses to RBB's claims. Document and deposition discovery has been substantially completed. No trial date has been scheduled. The parties have reached a conditional settlement of this action. Accordingly, by order dated February 17, 2000, the court dismissed the case without prejudice with the right to reopen the case on or before August 17, 2000, if the settlement is not consummated.

                                   In addition to the above matters and in the normal course of conducting its business, the Company is involved in various other legal matters. The Company is not a party to any legal matter which management believes could result in a judgment that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

9. Related Party
   Transactions                    Certain of the Company's legal services are
                                   rendered by a law firm in which a member of the Company's Board of Directors is a partner. All of these services have been accounted for as an arm's-length transaction.
                                   Legal expenses for these services of
                                   approximately $410,000, $370,000 and $565,000
                                   were incurred during 1999, 1998 and 1997, respectively.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. Income Taxes                   The Company accounts for income taxes on the
                                   liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                                   The components of deferred tax assets and liabilities consisted of the following:

                                                                                            1999           1998
                                  --------------------------------------------------------------------------------
                                  Deferred tax assets:
                                  Warranty reserve                                  $     56,000   $     56,000
                                  Allowance for doubtful accounts                        308,000        256,000
                                  Net operating loss carryforward                      2,439,000      3,013,000
                                  Inventory                                               46,000         37,000
                                  Accrued expenses                                        38,000              -
                                  Valuation allowance                                 (2,689,000)    (3,243,000)
                                  --------------------------------------------------------------------------------

                                  Deferred tax assets                                    198,000        119,000
                                  --------------------------------------------------------------------------------

                                  Deferred tax liabilities:
                                  Depreciation and amortization                         (198,000)      (119,000)
                                  --------------------------------------------------------------------------------

                                  Net deferred tax assets                           $          -   $          -
                                  --------------------------------------------------------------------------------

                                   The Company's valuation allowance decreased by $554,000 and increased by $2,627,000 during 1999 and 1998, respectively. The
                                   Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences:

                                                                                1999        1998        1997
                                  --------------------------------------------------------------------------------
                                  Tax at federal statutory rate                   34%        (34)%       (34)%
                                  Net operating loss carryforward and
                                    valuation allowance                          (34)         34          28
                                  --------------------------------------------------------------------------------

                                                                                   -%          - %        (6)%
                                  --------------------------------------------------------------------------------

                                   Due to the net operating loss, the Company was able to file a claim for federal income tax refunds from 1995 and 1996 aggregating $358,055, which was received in January 1999. The unused amount of operating loss carryforwards will expire as follows:

                                  ---------------------------------------------
                                  2012                            $   1,218,915
                                  2018                                5,232,130
                                  ---------------------------------------------
                                                                  $   6,451,045
                                  ---------------------------------------------

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11. Foreign Operations             During 1999, 1998 and 1997, the Company
                                   operated in two geographic areas: the United
                                   States and Hong Kong. Following is a summary of information by area:

                                                                        1999           1998            1997
                                  --------------------------------------------------------------------------------
                                  Net sales to unaffiliated
                                    customers:
                                      United States                $  35,509,205  $  41,010,380   $  31,341,200
                                      Hong Kong                        2,920,328      2,312,842       1,117,162
                                  --------------------------------------------------------------------------------

                                                                   $  38,429,533  $  43,323,222   $  32,458,362
                                  --------------------------------------------------------------------------------

                                  Income (loss) from operations:
                                      United States                $   2,911,471  $  (3,558,690)  $  (3,466,468)
                                      Hong Kong                          182,421         53,896        (506,223)
                                  --------------------------------------------------------------------------------

                                                                       3,093,892     (3,504,794)     (3,972,691)

                                  Interest expense                    (1,523,596)    (1,889,446)     (1,334,733)
                                  Other income (expense), net            (12,646)       105,207          64,644
                                  --------------------------------------------------------------------------------

                                  Income (loss) before income
                                    tax benefit                    $   1,557,650  $  (5,289,033)  $  (5,242,780)
                                  --------------------------------------------------------------------------------

                                  Identifiable assets:
                                    United States                  $  37,641,607  $  39,732,702   $  49,399,014
                                    Hong Kong                          1,857,708        881,142       1,396,696
                                  --------------------------------------------------------------------------------

                                                                   $  39,499,315  $  40,613,844   $  50,795,710
                                  --------------------------------------------------------------------------------

                                   Loss before income taxes represents net
                                   sales, less operating expenses for each
                                   geographic area and other income and expenses of a general corporate nature. Identifiable assets are those that are identifiable with operations in each geographic area. The majority of sales made by the foreign subsidiary in 1999, 1998 and 1997 were made to a significant customer described in
                                   Note 8.

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   Export sales for the years ended December 31, 1999, 1998 and 1997 are summarized by the following geographic regions:

                                                                                    1999         1998         1997
                                  -----------------------------------------------------------------------------------
                                                                                          (In thousands)

                                  Canada                                          $2,930       $1,630       $2,000
                                  Europe                                           3,060        2,850        5,000
                                  Pacific Rim and Latin America                      270        2,100        2,500
                                  Australia                                          920            -            -
                                  -----------------------------------------------------------------------------------

                                                                                  $7,180       $6,580       $9,500
                                  -----------------------------------------------------------------------------------


12.     Significant                Accounts Receivable
        Fourth Quarter
        Adjustments                During the fourth quarter of 1999, 1998 and
                                   1997, the Company issued credits and
                                   markdowns to several customers which resulted in a charge to operations aggregating approximately $1,400,000, $1,100,000 and
                                   $2,100,000, respectively. These credits and markdowns were issued by the Company at the request of certain significant customers to allow them to increase the rate of sale of the Company's products and to allow these customers to adjust their mix of the Company's products at the retail level.

                                   Inventory

                                   During the fourth quarter of 1998, the
                                   Company made adjustments to its inventory balance, resulting in a charge to operations of approximately $4.2 million. These adjustments were the result of difficulties encountered by the Company in implementing the inventory system installed in late 1997 and integrating this system with their financial reporting and accounting system. Of the $4.2 million, approximately $2.0 million relates to the following fiscal quarters:

                                                         Serengeti Eyewear, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                  ----------------------------------------------
                                  First quarter 1998               $   1,200,000
                                  Second quarter 1998                    800,000
                                  ----------------------------------------------

                                  Total                            $   2,000,000
                                  ----------------------------------------------

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Serengeti Eyewear, Inc.

The audits referred to in our report dated March 17, 2000 relating to the consolidated financial statements of Serengeti Eyewear, Inc., which is contained in Item 8of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.


In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                                  BDO Seidman, LLP

Orlando, Florida
March 17, 2000


                                                                                   Schedule II




                                       Balance at          Charged         Write-Offs
                                      Beginning of        to Costs        Retirements        Balance at
                                          Year          and Expenses    and Collections     End of Year
---------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:

 Allowance for doubtful
 accounts receivable                    $102,000          $160,787         $  24,342          $ 238,445

Year ended December 31, 1998:

 Allowance for doubtful
 accounts receivable                    $238,445          $513,991                --          $ 752,436

Year ended December 31, 1999:

 Allowance for doubtful
 accounts receivable                    $752,436          $562,879         $ 496,661          $ 818,654




         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The names and ages of the directors and executive officers of the Company are set forth below.


NAME                        AGE          POSITIONS

Stephen Nevitt              52           President, Treasurer and Director

Milton Nevitt               78           Vice President, Secretary and Director

Michael J. Guccione         52           Vice President and Director

Lucia Almquist              46           Vice President-Corporate Development

Douglas Hinton              44           Vice President - Premium Sales

William McMahon             47           Chief Financial Officer and Director

David B. Newman             45           Director

William Keener              54           Director

Dr. Jeffrey Sack            38           Director

John Kopinski               47           Director


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

           Michael J. Guccione became a Vice President and director of the Company in December 1994. Since joining the Company in 1992, Mr. Guccione's primary responsibilities have been marketing and product development of the Company's H2Optix and other product lines. Mr. Guccione became employed by Wal-Mart in 1976 and started and headed its fine jewelry division. Mr. Guccione was also in charge of the development of the sunglass business at Wal-Mart and traveled extensively throughout the Far East and Pacific Rim for the purpose of developing resources for the purchase of sunglasses. After leaving Wal-Mart in 1990, Mr. Guccione ran a management consulting firm until joining the Company.

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

           William McMahon became the Chief Financial Officer of the Company and a director in June 1998. From 1992 until joining the Company, Mr. McMahon was Director of Financial Reporting and Corporate Development for Uniroyal Technology Corporation, a plastics manufacturing company. From 1984 until 1992, Mr. McMahon was a vice president of Buccino and Associates, Inc. a national turnaround consulting firm.

           David B. Newman, a director of the Company since December 1994, has for over the last ten years been a partner of Cooperman Levitt Winikoff Lester & Newman, P.C., which has acted as outside counsel to the Company since 1987.

           William Keener, a director of the Company since July 1996, has served as Senior Vice President and Regional Credit Officer for Regions Bank in Aiken, South Carolina since September 1998. Prior to this, he served as an Executive Vice President and Chief Credit Officer of SouthTrust Bank of the Suncoast, a commercial bank, since May 1994 to September 1997. From March 1990 to May 1994, Mr. Keener served as a Senior Vice President and Group President for Commercial Lending and, thereafter, as First Vice-President for Commercial Real Estate for Sunbank, N.A., a commercial bank.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with the Company. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION.

           The following table summarizes the aggregate compensation for services rendered in all capacities to the Company paid in 1997, 1998 and 1999 to the Chief Executive Officer and the Company's four most highly paid executive officers whose compensation exceeded $100,000 (collectively, the "Named Executives"):

SUMMARY COMPENSATION TABLE

                                                      ANNUAL
                                                   COMPENSATION                        OTHER ANNUAL        ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR      SALARY ($) (1)         BONUS        COMPENSATION (3)    COMPENSATION (4)
     ---------------------------        ----     ---------------         ------       ----------------    ----------------
Stephen Nevitt                          1999       $ 250,000      $        -           $  52,487           $        -
   President (CEO)                      1998       $ 232,761      $        -           $  49,909           $        -
                                        1997       $ 167,363      $        -           $  11,590           $        -

Lucia Almquist                          1999       $ 175,000      $        -           $   6,000           $        -
   Vice President                       1998       $ 156,173      $        -           $   8,505           $        -
                                        1997       $ 141,346      $        -           $   2,980           $        -

Ed Borix (2)                            1999       $ 140,000      $        -           $   6,000           $        -
   Vice President                       1998       $ 137,404      $        -           $   8,505           $        -
                                        1997       $ 103,366      $        -           $   1,650           $        -

Michael Burke (2)                       1999       $  86,154      $        -           $   2,769           $  100,000
   Vice President                       1998       $ 166,173      $        -           $  10,276           $        -
                                        1997       $ 156,923      $        -           $   1,777           $        -

Doug Hinton                             1999       $ 129,423      $        -           $  16,377           $    4,108
   Vice President                       1998               -      $        -           $       -           $        -
                                        1997               -      $        -           $       -           $        -

William McMahon                         1999       $ 139,769      $   10,000           $   6,000           $        0
   Chief Financial Officer              1998       $  67,500      $        -           $   4,308           $        -
                                        1997       $       -      $        -           $       -           $        -


----------
(1) Messrs. Burke and Borix and Ms.Almquist received their respective salaries for the year ended December 31, 1998 at their respective 1997 salary rates.

(2) Messrs. Borix and Burke left the employ of the Company on February 21, 2000 and July 9, 1999, respectively.

(3)  Includes automobile allowances and vacation paid in lieu of time taken.

(4)  Michael Burke received severance of $100,000 in 1999.

OPTION GRANTS IN 1999

           No options were granted to any of the Company's directors or executive officers during the year ended December 31, 1999.

OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES

           No options were exercised by any of the Company's directors or executive officers during the year ended December 31, 1999. Set forth below is certain information with respect to exercisable and non-exercisable options to acquire shares of the Company's common stock held by the Company's Named
Executives:

                               Number of Securities                   Value of Unexercised
                           Underlying Unexercised Options             In-the-Money Options
                                at Fiscal Year End                     at Fiscal Year End*
                           ------------------------------               -------------------

NAME                       EXERCISABLE      UNEXERCISABLE           EXERCISABLE      UNEXERCISABLE
----                       -----------      -------------           -----------      -------------

Stephen Nevitt.....          681,974         68,026                    --                --



----------


* The last sales price of the common stock was approximately $0.34 per share on December 31, 1999, which is lower than the exercise price of these options.

EMPLOYMENT AGREEMENTS

           In January 1997, the Company entered into a three year employment agreement with Lucia Almquist, whereby Ms. Almquist became employed as Vice President-Corporate Development of the Company, which provides for a current annual base salary of $172,500. Ms. Almquist agreed to receive her 1997 annual salary of $144,193 for the year ended December 31, 1998, notwithstanding her current annual base salary pursuant to her employment agreement. The Company will not accrue any portion of Ms Almquist's unpaid salary.

           In June 1998, the Company entered into a three-year employment agreement with William McMahon, whereby Mr. McMahon became employed as Chief Financial Officer of the Company, which provided for an annual base salary of $130,000 in 1998. The agreement was amended in November 1999, providing for a base salary of $150,000 in the second half of 1999 and $170,000 during 2000. The agreement also provides that if the Company achieves revenue and EBITDA projections as determined in consultation with the optionee, Mr. McMahon will receive 45,000 stock options for the year ended December 31, 2000.

           In January 1999, the Company entered into a three-year employment agreement with Douglas Hinton whereby Mr. Hinton became employed as Vice President - Premium Sales of the Company which provides for a current annual base salary of $130,000 and annual increases each January 1 by an amount equal to the increase, if any, in the Consumer Price Index.

           Each of the employment agreements contains a covenant by the employee not to compete with the Company until the expiration of a one year period after the expiration or termination of employment.

DIRECTORS' COMPENSATION

           William Keener, a non-employee director of the Company, receives a fee of $500 per month for his service as a director. No other non-employee director receives any compensation for his services as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

           The following table sets forth certain information as of March 15, 2000 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any shareholder known by the Company to beneficially own more than 5% of such outstanding shares, (ii) each of the Company's directors and Named Executives, and (iii) the directors and executive officers of the Company as a group. Except as otherwise indicated, the address of each beneficial owner of five percent or more of such common stock is the same as the Company.

                                                                      Amount                   Ownership
      Name and Address of Beneficial Owner                   Beneficial Ownership (1)        Percentage(1)
      ------------------------------------                   ------------------------        -------------

Nevitt Family Trust(2).......................                       506,103                    21.2%
Milton Nevitt................................                       278,781                    11.7%
Stephen Nevitt...............................                     1,442,435 (3)(4)             45.9%
Michael J. Guccione..........................                       200,830 (5)                 8.2%
David B. Newman..............................                       556,103 (3)(6)             23.0%
   c/o Cooperman  Levitt
   Winikoff Lester & Newman, P.C.
   800 Third Avenue
   New York, New York 10022
William Keener...............................                         2,000                       *
Dr. Jeffrey Sack.............................                         3,500                       *
John Kopinski................................                             0                      --
Douglas Hinton...............................                             0                      --
Lucia Almquist...............................                             0                      --
William McMahon..............................                             0                      --
John R. Clarke...............................                       200,000 (7)                 7.7%
   1725 Lazy River Lane
   Dunwoody, Georgia  30350
RBB Bank Aktiengesellschaft..................                       750,000 (8)                23.9% (9)
   Burging 16
   8010 Graz, Austria
Jerome B. Fox................................                       122,700 (9)                 5.1%
   7821 Wilton Crescent Circle
   University Park, Florida 34201
Directors and executive officers as a
   group (10 persons)........................                     1,977,546 (10)               62.1%

----------------
* Less than 1%.

(1) Computation based on the term beneficial ownership as used in the regulations of the Securities and Exchange Commission which, for purposes of the computation of ownership by the named holder, deems outstanding shares of common stock issuable upon exercise of options and convertible securities exercisable or convertible on the date, and within sixty days following the date, of determination of beneficial ownership. As of March 15, 2000, 2,384,000 shares of common stock were actually issued and outstanding.

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

(4) Includes 681,974 shares issuable upon exercise of options granted pursuant to the Plan. Stephen Nevitt, pursuant to exercise of a power granted in the subscription agreement covering the issuance of the Company's Preferred Shares (as described in Footnote (8) below), has the power to direct the voting of shares of Common Stock issuable upon conversion thereof for the election of a majority of the directors of the Company through October 2000. The table does not include shares of Common Stock issuable upon conversion of such Preferred Shares.

(5) Includes 68,026 shares issuable upon exercise of options granted pursuant to the Plan.

(6) Includes 50,000 shares issuable upon exercise of options granted pursuant to the Plan.

(7) Represents shares issuable upon exercise of the Series D Warrant which entitles the holder to purchase such number of shares at an exercise price of $5.50 per share at any time prior to September 30, 2001.

(8) Represents 750,000 shares issuable upon exercise of warrants granted to RBB. RBB is also the registered owner of 7,500 shares of Series A 6.5% Convertible Preferred Stock ("Series A Stock"), 7,500 shares of Series B 6% Convertible Preferred Stock ("Series B Stock") and 7,500 shares of Series C 6% Convertible Preferred Stock ("Series C Stock"; collectively with the Series A Stock and the Series B Stock, the "Preferred Shares") of the Company. Such Preferred Shares are presently convertible into shares of Common Stock of the Company at a price determined by dividing the stated value of the series ($7,500,000 for each) by a price equal to the lower of
     (i) $5.50 in the case of the Series A Stock, $6.75 in the case of the Series B Stock and $8.25 in the case of the Series C Stock, and (ii) 80% of the average market price (as defined) for the ten consecutive trading days ending three days prior to the notice of conversion. As of March 15, 2000, the average market price for the ten previous consecutive trading days was approximately $0.34 per share. The computation of beneficial ownership in the table excludes shares of Common Stock issuable upon conversion of the Preferred Shares. See "Legal Proceedings" and "Certain Relationships and Related Transactions".

(9) Such information was set forth in a Schedule 13D, dated October 24, 1997. Such Schedule 13D also stated that the spouse of Mr. Fox owns an additional 600 shares of Common Stock and that Mr. Fox disclaims beneficial ownership with respect to those shares.

(10) Includes 800,000 shares issuable upon exercise of options granted pursuant to the Plan and 506,103 shares of the Company's Common Stock held by the Trust, with Stephen Nevitt and David B. Newman as trustees.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

           Pursuant to an Agreement of Purchase and Sale, dated as of October 29, 1996, between the Company and Corning, the Company agreed to purchase the Serengeti assets for a purchase price of $27.5 million, which was effected on February 13, 1997. RBB purchased, concurrently with the closing of the Acquisition, 7,500 shares of the Company's Series B 6% Convertible Preferred Stock, $.001 par value (the "Series B Shares"), and 7,500 shares of the Company's Series C 6% Convertible Preferred Stock, $.001 par value (the "Series C Shares"; together with the Series A Shares and the Series B Shares, the "Preferred Shares"), for a purchase price equal to their aggregate stated value of $15.0 million. The proceeds to the Company from the sale of the Preferred Shares were approximately $20.9 million (net of commissions and the estimated expenses of such sale). The Company applied such net proceeds to the Acquisition purchase price. The Company financed the remainder of such purchase price and related costs and expenses with borrowings under its then credit facility.

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

           Certain of the Company's legal services are rendered by a law firm in which David Newman, a member of the Company's Board of Directors, is a partner. All of these services have been accounted for as an arm's-length transaction. Legal expenses for these services of approximately $410,000, $370,000 and $565,000 were incurred during 1999, 1998 and 1997, respectively.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) Financial Statements.

               The Company's financial statements as set forth in the Index to Conslolidated Financial Statements under part II, Item 8 of this Form 10-K are hereby incorporated by reference.



           (b) Exhibits.
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

           3.2(ii)              Amendment No. 1 to By-laws(1)

           10.1 Agreement dated December 30, 1994 between the Company and Joseph Feldman(1)

           10.2 Agreement dated January 17, 1994 between the Company and Michael J. Guccione, Inc.(1)

           10.3 Agreement dated December 7, 1994 between the Company and Michael J. Guccione(1)

           10.4(i) Revolving Line of Credit and Term Loan Agreement dated as of February 13, 1997 by and among the Company, SunTrust Bank, Central Florida, National Association, individually and as agent, and Creditanstalt-Bankverein(3)

           10.4(ii) Second Amendment dated September 16, 1999 to Revolving Line of Credit and Term Loan Agreement dated as of February 13, 1997 (8)

           10.5 Revolving Line of Credit and Term Loan Agreement dated as of September 17, 1999 by and among the Company and The CIT Group/Business Credit, Inc.(8)

           10.6 Lease Agreement dated March 3, 1993 between DRI II Partnership and the Company(1)

           10.7                 1995 Stock Option Plan of the Company(1)


           10.9*                Employment Agreement between the Company and
                                Lucia Almquist(7)

           10.10(i)*            Employment Agreement between the Company and
                                William McMahon (9)

           10.10(ii)*           First Amendment to Employment Agreement between
                                the Company and William McMahon (9)

           10.11*               Employment Agreement between the Company and
                                Douglas Hinton (9)

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

           16.1                 Letter on change in certifying accountant(3)

           16.2                 Letter on change in certifying accountant(5)

           21                   Subsidiaries of the Company(6)

           27                   Financial Data Schedule


----------
*Management contract or compensatory plan or arrangement


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

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated December 10, 1997.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)  Filed  herein.

     (c) The Company did not file any report on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SERENGETI EYEWEAR, INC.


Date: March 30, 2000                           By  /s/ Stephen Nevitt
                                                --------------------------------
                                                Stephen Nevitt
                                                President

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      SIGNATURES                     TITLE                                      DATE

/s/ Stephen Nevitt                   President, Treasurer and            March 30, 2000
                                     Director
------------------------------       (principal executive officer)
    Stephen Nevitt


/s/ Milton Nevitt                    Vice President, Secretary           March 30, 2000
------------------------------       and Director
    Milton Nevitt


/s/ Michael J. Guccione              Vice President and                  March 30, 2000
------------------------------       Director
    Michael J. Guccione


/s/ William L. McMahon               Chief Financial Officer             March 30, 2000
------------------------------       (principal financial and
    William L. McMahon               accounting officer) and Director


/s/ David B. Newman                  Director                            March 30, 2000
------------------------------
    David B. Newman


/s/ William Keener                   Director                            March 30, 2000
------------------------------
    William Keener


/s/ Jeffrey Sach                     Director                            March 30, 2000
------------------------------
    Dr. Jeffrey Sach


/s/ John Kopinski                    Director                            March 30, 2000
------------------------------
    John Kopinski