Form 10-Q
period 2000-03-31
SERENGETI EYEWEAR INC
filed 2000-05-12
CIK 940183

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number: 0-26022

                             SERENGETI EYEWEAR, INC.
             (Exact Name of Registrant as specified in its Charter)

        New York                                        65-0665659
(State of incorporation)                   (I.R.S. Employer Identification No.)

                              8125 25th Court East
                             Sarasota, Florida 34243
                    (Address of principal executive offices)

                                 (941) 359-3599
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                               -----     -----

         The number of shares of Registrant's common stock, $.001 par value, that were outstanding as of April 30, 2000, was 2,384,000.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets

                                     ASSETS

Balance Sheets:

                                                         March 31, 2000       December 31, 1999
                                                         --------------       -----------------
                                                          (Unaudited)
Current Assets:
   Cash                                                   $    72,710            $   306,126
   Accounts receivable - trade                              6,495,502              5,843,863
   Inventories                                             14,654,286             15,237,394
   Prepaid expenses and other current assets                  524,208                289,497
                                                          -----------            -----------
      Total current assets                                 21,746,706             21,676,880

Fixed assets - net of accumulated depreciation              1,818,385              1,867,267

Other assets:
   Goodwill - net                                           5,853,635              5,940,970
   Patents and trademarks - net                             9,481,878              9,637,116
   Other assets                                               119,996                377,082
                                                          -----------            -----------
      Total other assets                                   15,455,509             15,955,168
                                                          -----------            -----------
      Total assets                                        $39,020,600            $39,499,315
                                                          ===========            ===========

                See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31, 2000          December 31, 1999
                                                              --------------          -----------------
                                                               (Unaudited)
Current Liabilities:
   Note payable-bank/line of credit                             $ 10,316,712             $ 10,146,096
   Accounts payable                                                7,139,815                8,569,673
   Accrued dividends                                               1,955,000                1,564,000
   Accrued expenses                                                  705,860                  533,718
   Income taxes payable                                               35,400                     --
   Current portion of long-term debt                               1,379,961                1,992,318
                                                                ------------             ------------

      Total current liabilities                                   21,532,748               22,805,805
                                                                ------------             ------------

Long-term debt, less current portion                                 180,671                  523,579
                                                                ------------             ------------
Commitments and contingencies                                             --                       --
Stockholders' equity:
   Preferred stock, $.001 par value,
      1,000,000 shares authorized; 25,384
      shares issued and outstanding                               23,809,000               23,809,000

   Common stock, $.001 par value,
      10,000,000 shares authorized; 2,384,000
      shares issued and outstanding                                    2,384                    2,384

   Additional paid in capital                                     10,586,094               10,586,094
   Accumulated deficit                                           (17,090,297)             (18,227,547)
                                                                ------------             ------------
      Total stockholders' equity                                  17,307,181               16,169,931
                                                                ------------             ------------

      Total liabilities and stockholders' equity                $ 39,020,600             $ 39,499,315
                                                                ============             ============

     See accompanying notes to financial statements

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Operations

Income Statements:

                                                              Three Months Ended
                                                   ---------------------------------------
                                                   March 31, 2000           March 31, 1999
                                                   --------------           --------------
                                                    (Unaudited)             (Unaudited)
Net sales                                           $ 11,230,979             $ 10,532,935

Cost of goods sold                                     6,080,622                6,289,642
                                                    ------------             ------------

   Gross profit                                        5,150,357                4,243,293

Operating expenses:
   Depreciation and amortization                         370,374                  362,012
   Selling expenses                                      598,967                  714,586
   General and administrative expenses                 2,233,952                1,963,448
                                                    ------------             ------------
      Total operating expenses                         3,203,293                3,040,046
                                                    ------------             ------------
   Income from operations                              1,947,064                1,203,247

Other expenses:
   Interest expense                                     (383,414)                (436,331)
   Other expense                                            --                     (5,658)
                                                    ------------             ------------
                                                        (383,414)                (441,989)
                                                    ------------             ------------

   Net income before income taxes                      1,563,650                  761,258
Income Tax                                               (35,400)                    --
                                                    ------------             ------------
   Net income                                          1,528,250                  761,258

Preferred stock dividends                               (391,000)                (391,000)
                                                    ------------             ------------

   Net income applicable to common stock            $  1,137,250             $    370,258
                                                    ------------             ------------

Earnings per share
   Basic                                            $       0.48             $       0.16
                                                    ------------             ------------
   Diluted                                          $       0.02             $       0.02
                                                    ------------             ------------

Weighted average shares:
   Basic                                               2,384,000                2,384,000
                                                    ------------             ------------
   Diluted                                            90,096,509               41,005,530
                                                    ------------             ------------

     See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows

Cash flow:

                                                                                        Three Months Ended
                                                                              March 31, 2000            March 31, 1999
                                                                              --------------            --------------
                                                                                (Unaudited)               (Unaudited)
Cash flows from operating activities:
    Net Income                                                                  $ 1,528,250               $   761,258
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                 370,374                   362,012
      Cash provided by (used for):
         Accounts receivable                                                       (651,639)                1,407,704
         Income tax refund receivable                                                     -                   358,055
         Inventories                                                                583,108                  (815,538)
         Prepaid expenses and other assets                                           22,375                    90,683
         Accounts payable                                                        (1,429,858)                  (21,684)
         Accrued expenses                                                           172,142                   418,042
         Income tax payable                                                          35,400                         -
                                                                                -----------               -----------
   Net cash provided by operating activities                                        630,152                 2,560,532
                                                                                -----------               -----------
Cash flows from investing activities:
   Purchase of fixed assets                                                         (78,919)                   (6,723)
                                                                                -----------               -----------
      Net cash used in investing activities                                         (78,919)                   (6,723)
                                                                                -----------               -----------
Cash flows from financing activities:
   Increase in bank overdraft                                                             -                  (151,251)
   Repayment of related party debt                                                        -                   (15,314)
   Net borrowings (repayments) from line of credit                                  170,616                (2,322,704)
   Principal payments on long-term debt                                            (955,265)                       -
                                                                                -----------               -----------
      Net cash (used in) financing activities                                      (784,649)               (2,489,269)
                                                                                -----------               -----------
Net increase (decrease) in cash                                                    (233,416)                   64,540
Cash - beginning of period                                                          306,126                    87,774
                                                                                -----------               -----------
Cash - end of period                                                            $    72,710               $   152,314
                                                                                ===========               ===========

                                       5

                 See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note A. Basis of presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Pursuant to the rules of the Securities and Exchange Commission, those financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Serengeti Eyewear, Inc. (the "Company").

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Solartechnics (HK) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

Inventories

         Inventories are valued at the lower of cost or market on a first-in-first-out basis.

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

         The Company had net operating loss carryforwards of approximately $6.5 million as of December 31, 1999. The Company has recorded a valuation allowance to state its deferred tax assets at estimated realizable value due to uncertainty related to realization of these assets through future taxable income. For the three months ended March 31, 2000, the recorded income taxes payable of $35,400 related to alternative minimum federal and foreign taxes.

Earnings per share

         Earnings per share amounts are computed based upon the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares related to options and warrants are calculated using the treasury stock method. The dilutive effect of convertible preferred stock is reflected in diluted earnings per share using the if-converted method and assumes conversion at the beginning of the period.

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The reconciliation of the net income and shares for the basic and diluted earnings per share computation are as follows for the three months ended March 31, 2000 and March 31, 1999:

Earnings Per Share:

                                            Three Months Ended March 31, 2000              Three Months Ended March 31, 1999
                                            ---------------------------------              ---------------------------------
                                         Income          Shares          Per Share          Income      Shares       Per Share
                                       (Numerator)    (Denominator)       Amount         (Numerator) (Denominator)    Amount
                                       -----------    -------------      ---------       ----------- -------------    ------
Net income applicable to
    common stock (Basic)               $1,137,250      $ 2,384,000         $0.48           $370,258   $ 2,384,000      $0.16
Effect of Dilutive Securities:
Series A convertible
   preferred stock                        139,870       29,861,783                          140,433    13,148,726
Series B convertible
   preferred stock                        125,565       28,925,363                          125,565    12,736,402
Series C convertible
   preferred stock                        125,565       28,925,363                          125,565    12,736,402
                                       ----------      -----------                         --------   -----------
Net income applicable
   to common stock and
   assumed conversions
   (diluted)                           $1,528,250      $90,096,509          $0.02          $761,821   $41,005,530      $0.02
                                       ==========      ===========                         ========   ===========

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note B.  Inventories

                                                     March 31, 2000      December 31, 1999
                                                     --------------      -----------------
                                                      (Unaudited)

Inventory amounts consist of the following:
                  Raw Materials                       $ 2,495,307           $ 2,298,906
                  Work-in-process                       3,304,011             3,375,602
                  Finished Goods                        8,854,968             9,562,886
                                                      -----------           -----------
                           Total                      $14,654,286           $15,237,394
                                                      -----------           -----------

Note C. Line of Credit

         During September 1999, the Company secured with an asset-based lender a $12 million revolving credit facility with interest payable at prime plus 1.75%, replacing all but $2 million of the then existing credit facility. The prime-lending rate at March 31, 2000 was 8.75%.

         Under the current revolver facility, as amended, the Company is able to borrow up to 1) 85% of eligible domestic accounts receivable, 2) 75% of eligible foreign accounts receivable, and 3) 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was $2,106,205 at March 31, 2000. The revolver facility is collateralized by substantially all the Company's assets and is automatically renewable on its anniversary date in September 2001.

Note D. Stockholders' equity - Preferred stock

         On October 4, 1996, the Company issued 7,500 shares of its $.001 par value Series A 6.5% cumulative convertible non-voting preferred stock to RBB Bank Aktiengesellschaft ("RBB"), a banking institution located in Austria, in a private offshore offering pursuant to Regulation S for cash aggregating $7,500,000 less commissions aggregating $525,000. Concurrently with the closing of an acquisition, whereby the Company purchased certain assets of the Serengeti Eyewear division of Corning, Inc. ("Corning"), RBB purchased, pursuant to said Regulation S offering, 7,500 shares of the Company's $.001 par value Series B 6% cumulative convertible non-voting preferred stock and 7,500 shares of the Company's $.001 par value Series C 6% cumulative convertible non-voting preferred stock for cash aggregating $15,000,000 less commissions aggregating $1,050,000.

         The dividends on the preferred shares are payable in cash or additional shares of preferred stock, at the option of the Company. During 1997, 118 shares of preferred stock valued at $118,000, which represent dividends accrued in 1996, were issued. During 1998, dividends aggregating 1,290 shares of preferred stock valued at $1,290,000, which represent dividends accrued in 1997, were issued. During 1999, dividends aggregating 1,476 shares of preferred stock valued at $1,476,000, which represent dividends accrued in 1998, were issued. At March 31, 2000, dividends aggregating $1,955,000 were due and payable RBB.

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

Note E. Concentration of credit risk/major customers

         During the three months ended March 31, 2000, the Company made net sales to three customers of approximately $2,000,000, $1,300,000 and $1,100,000, or 17.8%, 11.6% and 10.2% of its total net sales, respectively. During the same three-month period of the prior year, the Company made net sales to the same three customers of approximately $2,400,000, $1,400,000 and $200,000, or 22.8%,
12.9% and 2.3% of its total net sales, respectively.

         Approximately $3,300,000, or 44.6%, of the gross accounts receivable, were due from three customers at March 31, 2000 and were unsecured. Approximately $2,500,000, or 36.1%, of the gross accounts receivable were due from three customers at March 31, 1999 and were unsecured.

Note F: Litigation

           During January 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed a complaint in the United States District Court, Southern District of New York. In the complaint, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company (i) failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred

                            Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

stock and (ii) failed to convert the preferred stock when requested. There are also common law claims for fraud and negligent misrepresentation. RBB seeks specific performance of RBB's right to convert its preferred shares and compensatory damages up to $22.5 million, equal to the purchase price of the preferred stock, plus interest. RBB also seeks punitive damages and attorneys' fees. In April 1998, the Company moved to dismiss the federal securities laws claims against it, as well as the common law claims for conversion, fraud and negligent misrepresentation. Following the filing of the motion to dismiss, RBB withdrew its claim against the Company arising under Section 12 of the Securities Act of 1933. The court granted the Company's motion to dismiss the remaining securities law claim against it under Section 10 of the Securities Exchange Act of 1934 and limited the scope of the fraud and negligent misrepresentation claim. The court denied the motion with respect to the conversion claim. In January 1999, the Company answered the complaint by denying all the allegations of wrongdoing and by asserting various affirmative defenses to RBB's claims. Document and deposition discovery has been substantially completed. No trial date has been scheduled. The parties have reached a conditional settlement of this action. Accordingly, by order dated February 17, 2000, the court dismissed the case without prejudice with the right to reopen the case on or before August 17, 2000, if the settlement is not consummated.

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note G. Foreign operations

         The Company distributes its products from two geographic areas: The United States and Hong Kong. Following is a summary of information by area for the three months ended March 31, 2000 and 1999:

Foreign Operations:
                                                Three Months Ended March 31
                                               ------------------------------
                                                  2000               1999
                                                  ----               ----
                                               (Unaudited)        (Unaudited)
Net sales to unaffiliated customers:
   United States                               $11,074,158        $ 8,605,816
   Hong Kong                                   $   156,821        $ 1,927,119
                                               -----------        -----------
                                               $11,230,979        $10,532,935
Income from operations:
   United States                               $ 1,888,592        $ 1,047,121
   Hong Kong                                   $    58,472        $   156,126
                                               -----------        -----------
                                               $ 1,947,064        $ 1,203,247

Other Income                                   $         -        $    (5,658)
Interest expense                               $  (383,414)       $  (436,331)
Income taxes                                   $   (35,400)       $         -
                                               -----------        -----------
   Net income                                  $ 1,528,250        $   761,258
                                               -----------        -----------
Identifiable assets:
   United States                               $37,104,420        $38,708,870
   Hong Kong                                     1,916,180            573,321
                                               -----------        -----------
                                               $39,020,600        $39,282,191
                                               ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial statements and the Notes thereto appearing elsewhere in this report.

Results of Operations

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

         Net sales increased 6.6%, from approximately $10.5 million for the three months ended March 31, 1999 to approximately $11.2 million for the same period in 2000, primarily as a result of increased sales to Costco Canada, a major customer of the Company.

         Gross profit as a percentage of sales increased from 40.3% for the three months ended March 31, 1999 to 45.9% for the same period in 2000, primarily due to cost reductions with suppliers realized during the current period.

         Selling expenses decreased from approximately $715,000 during the three months ended March 31, 1999 to approximately $600,000 for the same period in 2000. Sales commissions decreased because a greater percentage of the Company's sales were made to "house" accounts which do not earn a commission. Advertising print production and printing costs decreased, as the Company deferred certain media advertising to coincide with new products to be introduced during the second quarter of 2000. The Company was also able to continue utilizing promotional brochures and point-of-sale materials printed during 1999, rather than incurring the expense of developing new such materials in the first quarter of 2000.

         General and administrative expenses increased from approximately $2.0 million for the three months ended March 31, 1999 to approximately $2.2 million for the same period in 2000, primarily due to increases in payroll resulting from customary annual pay increases, and increases in bad debt reserves and warranty expenses coinciding with increased sales during the first quarter of 2000 over the first quarter of 1999, partially offset by a decrease in consulting fees and gains on foreign exchange.

         Interest expense decreased from approximately $436,000 for the three months ended March 31, 1999 to approximately $383,000 for the same period in 2000, primarily as a result of a reduction in long-term debt.

Liquidity and Capital Resources

         The Company entered into a loan agreement for a new senior credit facility on September 17, 1999 which includes 1) a $12 million revolver facility with interest calculated at prime plus 1.75%, and 2) a term loan of $725,000 with interest calculated at prime plus 2.00%, payable in 12 equal monthly installments commencing November 1999.

         Under the new credit facility, the Company is able to borrow up to 85% of eligible domestic accounts receivable and 75% of eligible foreign accounts receivable, and up to 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was approximately $2.1 million at March 31, 2000.

         The new facility requires the Company to maintain certain financial ratios. Pursuant to the credit facility, in the event the Company has "surplus cash" in any fiscal year, the Company is required to make mandatory prepayments against the term loan in the amount of 25% of the surplus cash. The facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. At March 31, 2000, the Company was in violation of the leverage ratio requirement under the new revolver and obtained a waiver from the lender for those violations.

         The new loan agreement retired all but $2 million of the debt which existed with the Company's former senior lender. An amendment was signed with the former senior lender which requires the Company to retire said debt in 18 equal monthly installments commencing November 1999, with interest calculated at prime plus 4.00%.

         The Company's liquidity improved from a working capital deficit of approximately $1.1 million at December 31, 1999 to working capital of approximately $200,000 at March 31, 2000, primarily as a result of a reduction in the current portion of long-term debt and accounts payable.

         The Company incurred capital expenditures of approximately $79,000 for the three months ended March 31, 2000, primarily through the purchase of new sunglass molds. The Company does not expect to make material capital expenditures during the 2000 fiscal year.

         The Company anticipates that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the remainder of the 2000 fiscal year.

Concentration of Customers

         Wal-Mart, Sunglass Hut and Costco accounted for 17.8%, 11.6% and 10.2%, respectively, of the Company's net sales for the three months ended March 31, 2000. Such customers accounted for 22.8%, 12.9% and 2.3% of net sales, respectively, for the three months ended March 31, 1999. The loss of any or all of these customers, or a significant future reduction in their respective purchases of the Company's products, may be expected to materially adversely affect the Company's operations and prospects.

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

Foreign Currency Exchange

         The Company presently transacts business internationally in United States currency and in the local currency of its suppliers. During the three months ended March 31, 2000, the Company realized foreign exchange gains of approximately $71,000, primarily as a result of the gains of the U. S. Dollar against the Japanese Yen and Italian Lira. In order to ensure that it purchases product at competitive prices, the Company is negotiating with its suppliers to put in place concessions in the event either party is materially adversely affected by future currency fluctuations.

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

         Historically, the Company periodically entered into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges have been fully effective in offsetting the changes in fair value of the underlying risk. The Company did not have any derivative contracts at March 31, 2000, and does not expect to have any hedging activities in the future. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

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

         The Company did not experience any significant disruptions in any of its systems on January 1, 2000. As of the date of this report, no supplier or customer of the Company has made the Company aware of any significant disruptions subsequent to January 1, 2000. The Company will continue to monitor this issue throughout the remainder of the calendar year.

Forward Looking Statements and Associated Risks

This report contains forward-looking statements, including statements with respect to proposed financing activities and anticipated business trends, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report describe factors, among others such as (i) the Company's continued ability to develop and introduce innovative products, (ii) changing consumer preferences, (iii) manufacturing capacity constraints of its outside sources and the availability of raw materials, (iv) the effect of economic conditions, (v) dependence on certain customers, and (vi) other risks identified from time to time in the Company's Securities and Exchange Commission filings, that could contribute to or cause such differences.

ITEM 3: Quantitative and Qualitative Disclosures About Market RISK

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the third quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standards will have a material impact on the results of operations or financial condition.

         The Company presently transacts business internationally in United States currency and in the local currency of its suppliers. During the three months ended March 31, 2000, the Company realized foreign exchange gains of approximately $71,000, primarily as a result of the gains of the U. S. Dollar against the Japanese Yen and Italian Lira. In order to ensure that it purchases product at competitive prices, the Company is negotiating with its suppliers to put in place concessions in the event either party is materially adversely affected by future currency fluctuations.

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         Reference is made to Note F of the financial statements included herein and to the Company's annual report on Form 10-K for the year ended December 31, 1999 for a discussion of certain litigation.

         During January 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed a complaint in the United States District Court, Southern District of New York. In the complaint, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company (i) failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock and (ii) failed to convert the preferred stock when requested. There are also common law claims for fraud and negligent misrepresentation. RBB seeks specific performance of RBB's right to convert its preferred shares and compensatory damages up to $22.5 million, equal to the purchase price of the preferred stock, plus interest. RBB also seeks punitive damages and attorneys' fees. In April 1998, the Company moved to dismiss the federal securities laws claims against it, as well as the common law claims for conversion, fraud and negligent misrepresentation. Following the filing of the motion to dismiss, RBB withdrew its claim against the Company arising under Section 12 of the Securities Act of 1933. The court granted the Company's motion to dismiss the remaining securities law claim against it under Section 10 of the Securities Exchange Act of 1934 and limited the scope of the fraud and negligent misrepresentation claim. The court denied the motion with respect to the conversion claim. In January 1999, the Company answered the complaint by denying all the allegations of wrongdoing and by asserting various affirmative defenses to RBB's claims. Document and deposition discovery has been substantially completed. No trial date has been scheduled. The parties have reached a conditional settlement of this action. Accordingly, by order dated February 17, 2000, the court dismissed the case without prejudice with the right to reopen the case on or before August 17, 2000, if the settlement is not consummated.

         In the normal course of conducting its business, the Company is involved in various legal matters. The Company is not a party to any other legal matter, other than discussed in its most recent Form 10-K, which management believes could result in a judgment that would have a material adverse effect on the Company's financial position, liquidity or results of operations.


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

                                          SERENGETI EYEWEAR, INC.


Dated: May 12, 2000                       By: /s/ Stephen Nevitt
       -------------------                    ----------------------------------
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