Form 10-Q
period 2000-06-30
SERENGETI EYEWEAR INC
filed 2000-08-14
CIK 940183

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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


         The number of shares of Registrant's common stock, $.001 par value, outstanding as of July 31, 2000, was 2,384,000.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS.
             ---------------------------------

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets

                                     ASSETS

                                                                 June 30, 2000       December 31, 1999
                                                                 -------------       -----------------
                                                                    (Unaudited)

Current Assets:
   Cash                                                          $      12,097           $    306,126
   Accounts receivable - trade                                       5,290,498              5,843,863
   Inventories                                                      12,625,386             15,237,394
   Prepaid expenses and other current assets                           604,542                289,497
                                                                 -------------           ------------
      Total current assets                                          18,532,523             21,676,880

Fixed assets - net of accumulated depreciation                       1,732,195              1,867,267

Other assets:
   Goodwill - net                                                    5,766,299              5,940,970
   Patents and trademarks - net                                      9,326,643              9,637,116
   Other assets                                                        119,996                377,082
                                                                 -------------           ------------
      Total other assets                                            15,212,938             15,955,168
                                                                 -------------           ------------

      Total assets                                               $  35,477,656           $ 39,499,315
                                                                 =============           ============


   See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                           Consolidated Balance Sheets
                                   (Continued)

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                 June 30, 2000       December 31, 1999
                                                                 -------------       -----------------
                                                                    (Unaudited)

Current Liabilities:
   Bank overdraft                                                $     133,562           $          -
   Note payable-bank/line of credit                                  8,139,794             10,146,096
   Accounts payable                                                  4,713,781              8,569,673
   Accrued dividends                                                 2,346,000              1,564,000
   Accrued expenses                                                    752,332                533,718
   Income taxes payable                                                 35,400                      -
   Current portion of long-term debt                                 1,059,254              1,992,318
                                                                 -------------           ------------

      Total current liabilities                                     17,180,123             22,805,805
                                                                 -------------           ------------

Long-term debt, less current portion                                    61,010                523,579
                                                                 -------------           ------------

Commitments and contingencies                                                -                      -

Stockholders' equity:
   Preferred stock, $.001 par value,
      1,000,000 shares authorized; 25,384
      shares issued and outstanding                                 23,809,000             23,809,000

   Common stock, $.001 par value,
      10,000,000 shares authorized; 2,384,000
      shares issued and outstanding                                      2,384                  2,384

   Additional paid in capital                                       10,586,094             10,586,094
   Accumulated deficit                                             (16,160,955)           (18,227,547)
                                                                 -------------           ------------
      Total stockholders' equity                                    18,236,523             16,169,931
                                                                 -------------           ------------

      Total liabilities and stockholders' equity                 $  35,477,656           $ 39,499,315
                                                                 =============           ============


   See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Operations

                                                 Three Months Ended                    Six Months Ended
                                                 ------------------                    ----------------
                                           June 30, 2000   June 30, 1999     June 30, 2000   June 30, 1999
                                           -------------   -------------     -------------   -------------
                                            (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net sales                                  $ 11,433,225    $ 13,562,057      $ 22,664,204    $ 24,094,992

Cost of goods sold                            6,354,150       7,282,238        12,434,772      13,571,880
                                           ------------    ------------      ------------    ------------

   Gross profit                               5,079,075       6,279,819        10,229,432      10,523,112

Operating expenses:
   Depreciation and amortization                372,277         362,443           742,651         724,455
   Selling expenses                             608,318         577,765         1,207,285       1,380,862
   General and administrative expenses        2,450,699       3,060,712         4,684,651       4,941,307
                                           ------------    ------------      ------------    ------------
      Total operating expenses                3,431,294       4,000,920         6,634,587       7,046,624
                                           ------------    ------------      ------------    ------------
   Income from operations                     1,647,781       2,278,899         3,594,845       3,476,488

Interest expense                               (327,439)       (365,438)         (710,853)       (801,769)
                                           ------------    ------------      ------------    ------------

   Net income before income taxes             1,320,342       1,913,461         2,883,992       2,674,719
Income Taxes                                       --              --             (35,400)           --
                                           ------------    ------------      ------------    ------------
   Net income                                 1,320,342       1,913,461         2,848,592       2,674,719

Preferred stock dividends                      (391,000)       (391,000)         (782,000)       (782,000)
                                           ------------    ------------      ------------    ------------

   Net income applicable to common stock   $    929,342    $  1,522,461      $  2,066,592    $  1,892,719
                                           ============    ============      ============    ============

Earnings per share
   Basic                                   $       0.39    $       0.63      $       0.87    $       0.79
                                           ============    ============      ============    ============
   Diluted                                 $       0.02    $       0.05      $       0.03    $       0.07
                                           ============    ============      ============    ============

Weighted average shares:
   Basic                                      2,384,000       2,384,000         2,384,000       2,384,000
                                           ============    ============      ============    ============
   Diluted                                   90,119,693      41,005,530        90,096,509      41,005,530
                                           ============    ============      ============    ============

              See accompanying notes to financial statements.

                             Serengeti Eyewear, Inc.
                      Consolidated Statements of Cash Flows

                                                                     Six Months Ended
                                                           June 30, 2000        June 30, 1999
                                                           --------------       -------------
                                                            (Unaudited)           (Unaudited)

Cash flows from operating activities:
    Net Income                                             $ 2,848,592          $ 2,674,719
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                            742,651              724,455
      Cash provided by (used for):
         Accounts receivable                                   553,365              184,282
         Income tax refund receivable                             --                358,055
         Inventories                                         2,612,008           (1,464,144)
         Prepaid expenses and other assets                     (57,959)             166,878
         Accounts payable                                   (3,855,892)            (645,081)
         Accrued expenses                                      218,614              376,090
         Income tax payable                                     35,400                 --
                                                           -----------          -----------
   Net cash provided by operating activities                 3,096,779            2,375,254
                                                           -----------          -----------

Cash flows from investing activities:
   Purchase of fixed assets                                   (122,435)             (54,787)
                                                           -----------          -----------
      Net cash used in investing activities                   (122,435)             (54,787)
                                                           -----------          -----------

Cash flows from financing activities:
   Increase (decrease) in bank overdraft                       133,562             (151,020)
   Net borrowings (repayments) from line of credit          (2,006,302)          (2,099,542)
   Principal payments on long-term debt                     (1,395,633)             (30,521)
                                                           -----------          -----------
      Net cash used in financing activities                 (3,268,373)          (2,281,083)
                                                           -----------          -----------

Net increase (decrease) in cash                               (294,029)              39,384
Cash - beginning of period                                     306,126               87,774
                                                           -----------          -----------
Cash - end of period                                       $    12,097          $   127,158
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

Inventories
-----------

         Inventories are valued at the lower of cost or market on a first-in-first-out basis.


Income taxes
------------

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

         The Company had net operating loss carryforwards of approximately $6.5 million as of December 31, 1999. The Company has recorded a valuation allowance to state its deferred tax assets at estimated realizable value due to uncertainty related to realization of these assets through future taxable income. For the six months ended June 30, 2000, the Company recorded income taxes payable of $35,400 related to alternative minimum federal and foreign taxes.


Earnings per share
------------------

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         The reconciliation of the net income and shares for the basic and diluted earnings per share computation are as follows for the three months and six months ended June 30, 2000 and 1999:

                                             Three Months Ended June 30, 2000           Three Months Ended June 30, 1999
                                            ----------------------------------         ----------------------------------
                                               Income         Shares     Per Share           Income         Shares     Per Share
                                             (Numerator)  (Denominator)   Amount          (Numerator)   (Denominator)   Amount
                                            ------------  -------------  ---------        -----------   -------------  ---------
Net income applicable to
    common stock (Basic)                     $  929,342       2,384,000    $ 0.39        $ 1,522,461       2,384,000    $ 0.63

Effect of Dilutive Securities:
------------------------------

Incremental shares from assumed exercises
  and conversions:
   Options                                            -          23,184                            -               -
Series A convertible
   preferred stock                              139,870      29,861,783                      139,870      13,148,726
Series B convertible
   preferred stock                              125,565      28,925,363                      125,565      12,736,402
Series C convertible
   preferred stock                              125,565      28,925,363                      125,565      12,736,402
                                             -----------     -----------                 ------------     ----------
Net income applicable
   to common stock (diluted)                 $1,320,342      90,119,693    $ 0.02        $ 1,913,461      41,005,530    $ 0.05
                                             ===========     ===========                 ============     ===========

                                                Six Months Ended June 30, 2000                Six Months Ended June 30, 1999
                                                -------------------------------               ------------------------------
                                               Income         Shares     Per Share           Income         Shares     Per Share
                                             (Numerator)  (Denominator)   Amount          (Numerator)   (Denominator)   Amount
                                            ------------  -------------  ---------        -----------   -------------  ---------
Net income applicable to
    common stock (Basic)                     $2,066,592       2,384,000    $ 0.87        $ 1,892,719       2,384,000    $ 0.79

Effect of Dilutive Securities:
------------------------------

Incremental shares from assumed exercises
  and conversions:
Series A convertible
   preferred stock                              279,740      29,861,783                      279,740      13,148,726
Series B convertible
   preferred stock                              251,130      28,925,363                      251,130      12,736,402
Series C convertible
   preferred stock                              251,130      28,925,363                      251,130      12,736,402
                                             -----------     -----------                 -----------      ----------
Net income applicable
   to common stock (diluted)                 $2,848,592      90,096,509    $ 0.03        $ 2,674,719      41,005,530    $ 0.07
                                             ===========     ===========                 ============     ===========

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note B.  Inventories
                                             June 30, 2000    December 31, 1999
                                             -------------    -----------------
                                              (Unaudited)
                                              -----------

Inventories consist of the following:
                  Raw Materials               $ 2,132,938        $ 2,298,906
                  Work-in-process               2,570,776          3,375,602
                  Finished Goods                7,921,672          9,562,886
                                              -----------        -----------
                           Total              $12,625,386        $15,237,394
                                              -----------        -----------


Note C. Line of Credit

         During September 1999, the Company secured with an asset-based lender a $12 million revolving credit facility with interest payable at prime plus 1.75%, replacing all but $2 million of the then existing credit facility. The prime-lending rate at June 30, 2000 was 9.5%.

         Under the current revolver facility, as amended, the Company is able to borrow up to 1) 85% of eligible domestic accounts receivable, 2) 75% of eligible foreign accounts receivable, and 3) 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was $3,860,206 at June 30, 2000. The revolver facility is collateralized by substantially all the Company's assets and is automatically renewable on its anniversary date in September 2001. Debt under the current revolver facility is classified as a current liability in the Company's financial statements.

         At June 30, 2000, the Company was in violation of the capital expenditure restrictions under the new revolver, as it purchased molds for new styles to be introduced in 2001. A waiver for this violation has been requested from the lender.


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

         The dividends on the preferred shares are payable in cash or additional shares of preferred stock, at the option of the Company. During 1997, 118 shares of preferred stock valued at $118,000, which represent dividends accrued in 1996, were issued. During 1998, dividends aggregating 1,290 shares of preferred stock valued at $1,290,000, which represent dividends accrued in 1997, were issued. During 1999, dividends aggregating 1,476 shares of preferred stock valued at $1,476,000, which represent dividends accrued in 1998, were issued. At June 30, 2000, dividends aggregating $2,346,000 were due and payable RBB.

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


Note E.  Concentration of credit risk/major customers

         During the six months ended June 30, 2000, the Company made net sales to three customers of approximately $3,700,000, $2,700,000 and $1,900,000, or 16.4%, 11.8% and 8.4% of its total net sales, respectively. During the same six-month period of the prior year, the Company made net sales to the same three customers of approximately $4,500,000, $4,400,000 and $2,400,000, or 18.5%,
18.2% and 9.8% of its total net sales, respectively.

         Approximately $1,400,000, or 22.1% of the gross accounts receivable, were due from three customers at June 30, 2000 and were unsecured. Approximately $3,600,000, or 39.2% of the gross accounts receivable were due from three customers at June 30, 1999 and were unsecured.


Note F: Litigation

           During January 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed a complaint in the United States District Court, Southern District of New York. In the complaint, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company (i) failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


stock and (ii) failed to convert the preferred stock when requested. There are also common law claims for fraud and negligent misrepresentation. RBB seeks specific performance of RBB's right to convert its preferred shares and compensatory damages up to $22.5 million, equal to the purchase price of the preferred stock, plus interest. RBB also seeks punitive damages and attorneys' fees. In April 1998, the Company moved to dismiss the federal securities laws claims against it, as well as the common law claims for conversion, fraud and negligent misrepresentation. Following the filing of the motion to dismiss, RBB withdrew its claim against the Company arising under Section 12 of the Securities Act of 1933. The court granted the Company's motion to dismiss the remaining securities law claim against it under Section 10 of the Securities Exchange Act of 1934 and limited the scope of the fraud and negligent misrepresentation claim. The court denied the motion with respect to the conversion claim. In January 1999, the Company answered the complaint by denying all the allegations of wrongdoing and by asserting various affirmative defenses to RBB's claims. Document and deposition discovery has been substantially completed. No trial date has been scheduled. The parties have reached a conditional settlement of this action. By order dated February 17, 2000, the court dismissed the case without prejudice with the right to reopen the case on or before August 17, 2000, if the settlement is not consummated. Upon joint motion of the parties, the Court extended the date to September 15, 2000.

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

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note G. Foreign operations

         The Company distributes its products from two geographic areas: The United States and Hong Kong. Following is a summary of information by area for the three months and six months ended June 30, 2000 and 1999:



                                             Three Months Ended June 30            Six Months Ended June 30
                                             --------------------------            ------------------------
                                               2000              1999               2000              1999
                                               ----              ----               ----              ----
                                            (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Net sales to unaffiliated customers:
   United States                          $ 11,433,225       $ 12,800,784       $ 22,507,383       $ 21,406,600
    Hong Kong                                     --              761,273            156,821          2,688,392
                                          ------------       ------------       ------------       ------------
                                          $ 11,433,225       $ 13,562,057       $ 22,664,204       $ 24,094,992
                                          ------------       ------------       ------------       ------------

Income (loss) from operations:
   United States                          $  1,680,047       $  2,193,933       $  3,568,639       $  3,235,396
    Hong Kong                                  (32,266)            84,966             26,206            241,092
                                          ------------       ------------       ------------       ------------
                                          $  1,647,781       $  2,278,899       $  3,594,845       $  3,476,488

Interest expense                          $   (327,439)      $   (365,438)      $   (710,853)      $   (801,769)
 Income taxes                                     --                 --              (35,400)              --
                                          ------------       ------------       ------------       ------------
   Net income                             $  1,320,342       $  1,913,461       $  2,848,592       $  2,674,719
                                          ------------       ------------       ------------       ------------

Identifiable assets:
   United States                          $ 33,593,741       $ 40,681,733       $ 33,593,741       $ 40,681,733
    Hong Kong                                1,883,915             56,757          1,883,915             56,757
                                          ------------       ------------       ------------       ------------
                                          $ 35,477,656       $ 40,738,490       $ 35,477,656       $ 40,738,490
                                          ------------       ------------       ------------       ------------

                             Serengeti Eyewear, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note H. Proposed Merger

         On July 14, 2000 the Company announced that it had entered into a definitive merger agreement with Worldwide Sports and Recreation, Inc. ("Worldwide Sports"), under which a subsidiary of Worldwide Sports would acquire all of the outstanding shares of common stock of Serengeti for $3.95 per share in cash. The agreement also called for a payment by Worldwide Sports of $22.5 million for all outstanding shares of the Company's preferred stock. The acquisition is to be completed through a cash tender offer, followed by a cash merger. Under the agreement, a subsidiary of Worldwide Sports commenced a tender offer for all outstanding Serengeti common shares on July 21, 2000. The acquisition is subject to customary conditions.

         Worldwide Sports is the parent company of Bushnell Sports Optics and Bolle Inc. Worldwide Sports is a privately held company funded by Wind Point Partners, a private equity investment firm.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following should be read in conjunction with the Consolidated Financial statements and the Notes thereto appearing elsewhere in this report.

General

         On July 14, 2000 the Company announced that it had entered into a definitive merger agreement with Worldwide Sports and Recreation, Inc. ("Worldwide Sports"), under which a subsidiary of Worldwide Sports would acquire all of the outstanding shares of common stock of Serengeti for $3.95 per share in cash. The agreement also called for a payment by Worldwide Sports of $22.5 million for all outstanding shares of the Company's preferred stock. The acquisition is to be completed through a cash tender offer, followed by a cash merger. Under the agreement, a subsidiary of Worldwide Sports commenced a tender offer for all outstanding Serengeti common shares on July 21, 2000. The acquisition is subject to customary conditions.

         Worldwide Sports is the parent company of Bushnell Sports Optics and Bolle Inc. Worldwide Sports is a privately held company funded by Wind Point Partners, a private equity investment firm.


Results of Operations

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

         Net sales decreased 15.7%, from approximately $13.6 million for the three months ended June 30, 1999 to approximately $11.4 million for the same period in 2000, primarily as a result of decreased sales to Sunglass Hut, a major customer of the Company, which in 2000 altered its corporate purchasing practices so as to carry less inventory at its store level.

         Gross profit as a percentage of sales decreased from 46.3% for the three months ended June 30, 1999 to 44.4% for the same period in 2000, primarily due to a significant sale of close-out inventory at reduced prices conducted during May 2000.

         Selling expenses increased marginally from approximately $578,000 during the three months ended June 30, 1999 to approximately $608,000 for the same period in 2000. As a percentage of sales, selling expenses increased from 4.3% during the three months ended June 30, 1999 to 5.4% for the same period in 2000, as a result of an increase in trade show participation.

         General and administrative expenses decreased from approximately $3.1 million for the three months ended June 30, 1999 to approximately $2.5 million for the same period in 2000. Bad debt expenses decreased, as the Company's bad debt reserves at December 31, 1999 proved sufficient at June 30, 2000; legal fees decreased, as ongoing litigation issues were settled; consulting fees primarily related to computer software decreased, as the Company became more acclimated to its software. These decreases were partially offset by increases in salary expense from annual salary increases and overtime expenses related to a major distribution made during March 2000.

         Interest expense decreased from approximately $365,000 for the three months ended June 30, 1999 to approximately $327,000 for the same period in 2000, primarily as a result of a reduction in long-term debt.


Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

         Net sales decreased 5.9%, from approximately $24.1 million for the six months ended June 30, 1999 to approximately $22.7 million for the same period in 2000, primarily as a result of decreased sales to Sunglass Hut, a major customer of the Company, which in 2000 altered its corporate purchasing practices so as to carry less inventory at its store level.

         Gross profit as a percentage of sales increased marginally from 43.7% for the six months ended June 30, 1999 to 45.1% for the same period in 2000, primarily due to cost reductions with suppliers realized during the current period.

         Selling expenses decreased from approximately $1.4 million during the six months ended June 30, 1999 to approximately $1.2 million for the same period in 2000, as the Company did not repeat an international print media campaign which ran during the Spring of 1999. As a percentage of sales, selling expenses remained relatively consistent at 5.7% for the six months ended June 30, 1999 compared to 5.3% for the same period in 2000.

         General and administrative expenses decreased from approximately $4.9 million for the six months ended June 30, 1999 to approximately $4.7 million for the same period in 2000. Bad debt expenses decreased, as the Company's bad debt reserves at December 31, 1999 proved sufficient at June 30, 2000; legal fees decreased, as ongoing litigation issues were settled; consulting fees primarily related to computer software decreased, as the Company became more acclimated to its software. These decreases were partially offset by increases in salary expense from annual salary increases and overtime expenses related to a major distribution made during March 2000, and an increase in costs related to store servicing of a major customer which did not require store servicing during 1999.

         Interest expense decreased from approximately $802,000 for the six months ended June 30, 1999 to approximately $711,000 for the same period in 2000, primarily as a result of a reduction in long-term debt.


Liquidity and Capital Resources

         The Company entered into a loan agreement for a new senior credit facility on September 17, 1999 which includes 1) a $12 million revolver facility with interest calculated at prime plus 1.75%, and 2) a term loan of $725,000 with interest calculated at prime plus 2.00%, payable in 12 equal monthly installments commencing November 1999.

         Under the new credit facility, the Company is able to borrow up to 85% of eligible domestic accounts receivable and 75% of eligible foreign accounts receivable, and up to 80% and 50% of the value of the Company's eligible premium and non-premium inventory, respectively, subject to additional limitations on inventory-based loans. The unused portion of the facility was approximately $3.9 million at June 30, 2000.

         The new facility requires the Company to maintain certain financial ratios. Pursuant to the credit facility, in the event the Company has "surplus cash" in any fiscal year, the Company is required to make mandatory prepayments against the term loan in the amount of 25% of the surplus cash to its primary and secondary lenders. Surplus cash for the fiscal year ended December 31, 1999 was calculated as $336,123, and was paid during May 2000. The facility also contains a number of customary covenants, including, among others, limitations on liens, affiliate transactions, mergers, acquisitions, asset sales, dividends and advances. The facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. At June 30, 2000, the Company was in violation of the capital expenditure restrictions under the new revolver, as it purchased molds for new styles to be introduced in 2001. A waiver for this violation has been requested from the lender.

         The new loan agreement retired all but $2 million of the debt which existed with the Company's former senior lender. An amendment was signed with the former senior lender which requires the Company to retire said debt in 18 equal monthly installments commencing November 1999, with interest calculated at prime plus 4.00%.

         The Company's liquidity improved from a working capital deficit of approximately $1.1 million at December 31, 1999 to working capital of approximately $1.4 million at June 30, 2000, primarily as a result of a reduction in the current portion of long-term debt and accounts payable.

         The Company incurred capital expenditures of approximately $122,000 for the six months ended June 30, 2000, primarily through the purchase of new sunglass molds. The Company does not expect to make material capital expenditures during the remainder of the 2000 fiscal year.

         The Company anticipates that the net cash available from operations will be sufficient to satisfy its anticipated cash requirements for the remainder of the 2000 fiscal year.

Concentration of Customers

         Wal-Mart, Sunglass Hut and Costco accounted for 16.4%, 11.8% and 8.4%, respectively, of the Company's net sales for the six months ended June 30, 2000. Such customers accounted for 18.5%, 18.2% and 9.8% of net sales, respectively, for the six months ended June 30, 1999. The loss of any or all of these customers, or a significant future reduction in their respective purchases of the Company's products, may be expected to materially adversely affect the Company's operations and prospects.


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

         The seasonality of the Company's non-premium sunglass business generally follows the selling activity of its largest customer for such products, Wal-Mart. Historically, the Company's strongest quarter in terms of non-premium sales is the fourth quarter, followed by the first, second and third quarters.


Foreign Currency Exchange

         The Company presently transacts business internationally in United States currency and in the local currency of its suppliers. During the six months ended June 30, 2000, the Company realized foreign exchange gains of approximately $69,000, primarily as a result of the gain of the U. S. Dollar against the Japanese Yen.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by FAS 138, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. FAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company periodically entered into derivative contracts for the purpose of hedging risks attributable to interest rate fluctuations and, in general, such hedges have been fully effective in offsetting the changes in fair value of the underlying risk. The Company did not have any derivative contracts at June 30, 2000, and does not expect to have any hedging activities in the future. Accordingly, FAS 133 is not expected to affect the Company's financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.


Forward Looking Statements and Associated Risks

         This report contains forward-looking statements, including statements with respect to proposed financing activities and anticipated business trends, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report describe factors, among others, such as
(i) the Company's continued ability to develop and introduce innovative products, (ii) changing consumer preferences, (iii) manufacturing capacity constraints of its outside sources and the availability of raw materials, (iv) the effect of economic conditions, (v) dependence on certain customers, and (vi) other risks identified from time to time in the Company's Securities and Exchange Commission filings, that could contribute to or cause such differences.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133, as amended by FAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the third quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standards will have a material impact on the results of operations or financial condition.

         The Company presently transacts business internationally in United States currency and in the local currency of its suppliers. During the six months ended June 30, 2000, the Company realized foreign exchange gains of approximately $69,000, primarily as a result of the gains of the U. S. Dollar against the Japanese Yen.

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1:  LEGAL PROCEEDINGS
         -----------------

         During January 1998, RBB Bank Aktiengesellschaft ("RBB"), the entity which purchased $22.5 million of the Company's preferred stock, the proceeds of which were utilized by the Company to purchase the Serengeti business, filed a complaint in the United States District Court, Southern District of New York. In the complaint, RBB alleges various violations of the securities laws in connection with the purchase by RBB of the 22,500 shares of the Company's convertible preferred stock. RBB contends that the Company (i) failed to disclose certain material information and that RBB relied to its detriment on these omissions in purchasing the Company's convertible preferred stock and (ii) failed to convert the preferred stock when requested. There are also common law claims for fraud and negligent misrepresentation. RBB seeks specific performance of RBB's right to convert its preferred shares and compensatory damages up to $22.5 million, equal to the purchase price of the preferred stock, plus interest. RBB also seeks punitive damages and attorneys' fees. In April 1998, the Company moved to dismiss the federal securities laws claims against it, as well as the common law claims for conversion, fraud and negligent misrepresentation. Following the filing of the motion to dismiss, RBB withdrew its claim against the Company arising under Section 12 of the Securities Act of 1933. The court granted the Company's motion to dismiss the remaining securities law claim against it under Section 10 of the Securities Exchange Act of 1934 and limited the scope of the fraud and negligent misrepresentation claim. The court denied the motion with respect to the conversion claim. In January 1999, the Company answered the complaint by denying all the allegations of wrongdoing and by asserting various affirmative defenses to RBB's claims. Document and deposition discovery has been substantially completed. No trial date has been scheduled. The parties have reached a conditional settlement of this action. By order dated February 17, 2000, the court dismissed the case without prejudice with the right to reopen the case on or before August 17, 2000, if the settlement is not consummated. Upon joint motion of the parties, the Court extended the date to September 15, 2000.

         In the normal course of conducting its business, the Company is involved in various legal matters. The Company is not a party to any other legal matter which management believes could result in a judgment that would have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 5:  OTHER INFORMATION
         -----------------

         On July 14, 2000 the Company announced that it had entered into a definitive merger agreement with Worldwide Sports and Recreation, Inc. ("Worldwide Sports"), under which a subsidiary of Worldwide Sports would acquire all of the outstanding shares of common stock of Serengeti for $3.95 per share in cash. The agreement also called for a payment by Worldwide Sports of $22.5 million for all outstanding shares of the Company's preferred stock. The acquisition is to be completed through a cash tender offer, followed by a cash merger. Under the agreement, a subsidiary of Worldwide Sports commenced a tender offer for all outstanding Serengeti common shares on July 21, 2000. The acquisition is subject to customary conditions.

         Worldwide Sports is the parent company of Bushnell Sports Optics and Bolle Inc. Worldwide Sports is a privately held company funded by Wind Point Partners, a private equity investment firm.


         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

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

                                            SERENGETI EYEWEAR, INC.

Dated:   August 14, 2000                    By:  /s/ Stephen Nevitt
        -------------------                     ---------------------
                                                 Stephen Nevitt
                                                 President
                                                 (Principal Executive Officer)



                                            By:  /s/ William McMahon
                                                ---------------------
                                                 William McMahon
                                                 Chief Financial Officer